Form 10QSB
period 1995-09-30
DIVERSIFIED REALTY INC
filed 1995-11-08
CIK 29258

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         September 30, 1995


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number              0-2864


                       DIVERSIFIED REALTY, INC.
(Exact name of small business issuer as specified in its charter)


                          Montana
(State  or  other  jurisdiction  of  incorporation  or  organization)

                         81-0268110
            (IRS Employer Identification No.)

       128  Second  Street  South, Great  Falls,  Montana 59405
             (Address of principal executive offices)


                      (406) 727-2600
                (Issuer's telephone number)


                            Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


   Check  whether the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes         No


                    APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                           Outstanding at September 30, 1995
No Par Value Common Stock                         1,875,000 Shares

Transitional  Small  Business Disclosure Format  (Check  One):   Yes    No  X

                            DIVERSIFIED REALTY, INC.


                                    INDEX

                              SEPTEMBER 30, 1995

                                                                Page Number
PART I

  Condensed Financial Statements:

     Balance Sheet
       September 30, 1995                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1995 and 1994                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994                  4

     Notes to Financial Statements                                    5

  Management's Discussion and Analysis
       of the Statements of Income                                    6


PART II

  Other Information                                                   7

  Signatures                                                          8

                           DIVERSIFIED REALTY, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1995

     ASSETS
Current Assets
  Cash                                                           $    607,282
  Marketable Securities, at market                                          6
  Receivables - Net                                                     1,665
  Due From Parent Company                                             299,744
   Total Current Assets                                               908,697
Noncurrent Receivables                                                 13,754
Property, Plant and Equipment, Net                                    299,725

            TOTAL ASSETS                                         $  1,222,176

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                          $     12,590
  Income Taxes Payable                                                  5,350
             Total Current Liabilities                                 17,940

Stockholders' Equity
  Common Stock - No Par Value, 5,000,000 shares
   authorized, 1,875,000 shares issued and
   outstanding                                                      1,416,908
  Accumulated Deficit                                                (212,672)
             Total Stockholders' Equity                             1,204,236

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,222,176



                      See Notes to Financial Statements
                                    -2-


                          DIVERSIFIED REALTY, INC.
                           STATEMENTS OF INCOME




                                       For The Three             For The Nine
                                          Months                    Months
                                           Ended                     Ended
                                        September 30,             September 30,
                                       1995       1994           1995       1994

Operating Revenues                 $ 24,917   $ 28,092         $ 78,378    $ 72,822

Operating Expenses                   16,117     20,380           53,548      68,324
   Operating Income                   8,800      7,712           24,380       4,498

Provision for Income Taxes           (1,850)      (700)          (5,400)       (700)

    Net Income                     $  6,950   $  7,012         $ 19,430    $  3,798


Earnings Per Weighted Average
 Share Outstanding: (1,875,000
 Shares)                           $     --   $    --          $    .01    $     --

Dividends Per Share                $     --   $    --          $     --    $     --


                      See Notes to Financial Statements
                                   -3-

                          DIVERSIFIED REALTY, INC.

                          STATEMENTS OF CASH FLOWS




                                                           For The Nine
                                                           Months Ended
                                                           September 30,

                                                          1995          1994
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   46,106    $   30,154

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                         1,140        47,503

          Net Cash Provided By
           Investing Activities                           1,140        47,503

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Received From (Advanced To)
 Parent Company                                           1,800       (10,526)
Net Cash Provided (Used) By Financing
 Activities                                               1,800       (10,526)

NET INCREASE IN CASH                                     49,046        67,131

CASH - BEGINNING OF PERIOD                              558,236       484,348

CASH - END OF PERIOD                                 $  607,282    $  551,479





                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1995



      In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1995 and the results of the Company's operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

      The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     Parent -

      M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                         DIVERSIFIED REALTY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1995


      A summary of the period to period changes in items included in the statements of income is shown below.

                                          COMPARISON   OF
                                 THREE MONTHS              NINE MONTHS
                                    ENDED                      ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 1995 AND 1994             1995 AND 1994

                                     INCREASES     (DECREASES)
Revenues                    $  (3,175)  (11.3%)           $   5,556    7.6%
Expenses                       (4,263)  (20.9%)             (14,776)  21.6%

Net Income                        (32)    (.5%)              15,632     NM



    Revenues increased $5,556 (7.6%) in the first nine months of 1995 as compared with the first nine months of 1994, with interest revenues increasing $7,371 (50.4%) and rent revenues decreasing $1,846 (3.2%). The increase in interest revenues was due primarily to an increase in interest-bearing deposits and to an increase in interest rates earned by the Company.

    Operating expenses decreased $14,776 (21.6%) in the first nine months of 1995 as compared with the first nine months of 1994 due primarily to a decrease in the provision for depreciation expense ($4,772, 23.3%) and to a net decrease in other expenses.

                         DIVERSIFIED REALTY, INC.

                                PART II

                           OTHER INFORMATION


                           SEPTEMBER 30, 1995



ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          On July 11, 1995 a meeting of shareholders was held at which the Company's entire Board of Directors was elected.Directors elected to the Board were L. H. LaValley, Charles E. Reed and S.M. McCann.The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1995. No other matters were acted upon at the shareholder's meeting.


ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                        DIVERSIFIED REALTY, INC.

                             SIGNATURES


       In  accordance  with the requirements of  the  Exchange
       Act, the registrant caused this report to be signed  on
       its   behalf   by   the  undersigned,  thereunto   duly
       authorized.


                         DIVERSIFIED REALTY, INC.
                               Registrant







Date:  October 30, 1995               T. D. Lampkins
                                      Secretary-Treasurer


Date:  October 30, 1995               Jerry K. Mohland,
                                      Accountant