Form 10KSB
period 1995-12-31
DIVERSIFIED REALTY INC
filed 1996-03-29
CIK 29258

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-KSB
             (Mark One)
XX ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from             to

     Commission file number 0-2864

                     DIVERSIFIED REALTY, INC.
            (Name of small business issuer in its charter)

                  Montana                           81-0268110
(State or other jurisdiction
 of incorporation or organization)    (I.R.S. Employer Identification Number)

            128 Second Street South, Great Falls, Montana       59405
                 (Address of principal executive offices)     (Zip Code)

Issuer's telephone number (406) 727-2600

Securities registered under Section 12(b) of the Exchange Act:
            Title of Each Class    Name of Each Exchange On Which  Registered
                   NONE   		                          N/A

Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock Without Par Value
                              (Title of class)

Check whether the issurer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesXX No

Check, if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB.

State issuer's revenues for its most recent fiscal year $131,756.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of February 28, 1996, 299,710 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.

	             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,875,000 shares no par value common stock are outstanding as of February 28, 1996.

	DOCUMENTS INCORPORATED BY REFERENCE
            DOCUMENTS          			    FORM 10-KSB REFERENCE

Annual Report to Shareholders for	  		Part I,   Items 1 and 2
the year ended December 31, 1995.	  		Part II,  Items 5, 6 and 7
                                   			Part III, Item 12
  	                                 		Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                            	DIVERSIFIED REALTY, INC.

                                    	PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1995, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc. are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                         	DIVERSIFIED  REALTY, INC.

                                	PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 13, Pages 1 and 2 and Pages 3 to 12, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1995, which report is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

There have been no disagreements concerning accounting principles or practices or financial statement disclosures between the Company and the Company's independent auditor during the two most recent years.

                        	DIVERSIFIED REALTY, INC.

                               	PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1996 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR		      POSITION

L. H. LaValley,	  	31,    1991	            	President and Director

S. M. McCann,    	32,    1990	              Director

Charles E. Reed,		78,    1974	             	Vice President and Director

L.H. LaValley is a director of UAC, Inc., an affiliate of the Company and a director of M Corp, the Company's parent company. S. M. McCann is the president and a director of TSI, Inc., an affiliate of the Company, the president and a director of M Corp and a director of GNI, Inc. (parent company of M Corp).

Family Relationships

S. M. McCann is the daughter of Anne Marie and Paul J. McCann.
Members of the Anne Marie and Paul J. McCann family control a majority of the common stock of M Corp. Anne Marie McCann and Paul J. McCann each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Anne Marie and Paul J. McCann do not personally own any stock of the Company.

Following are the executive officers of the Company and a description of their principal business experience.

Name and Position   	Business Experience During Past 5 Years

L. H. LaValley	    		Vice President
President	         		TranSecurities International, Inc.
                     Spokane, Washington

S. M. McCann       		Attorney at Law, Investor
Vice-President    			San Luis Obispo, California
and Director

Charles E. Reed	    	President, Continental Realty and Escrow,
                     Butte, Montana.

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.

                            	III-1

                   	DIVERSIFIED REALTY, INC.




ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its President and Chief Executive Officer for 1995, 1994 and 1993. No officer or director of the Company received total cash compensation exceeding $100,000 for 1995, 1994 or 1993.


                          Summary Compensation Table

Name and                           Calendar             Total Cash
Principal Position                   Year              Compensation

L.H. LaValley                        1995                  $  0
 President, Director                 1994                  $ 250
 and Chief Executive                 1993                  $ 100
 Officer

The Company has no pension plan, no stock option or stock appreciation right plans and no long-term incentive plans and there was no other material compensation paid during the years ended December 31, 1995, 1994 and 1993. The Company has not adopted a formal plan for the compensation of directors. During 1995 the Company paid a total of $250 for directors fees.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1996.


Title of Class                         No Par Value
                                       Common Stock

Name and Address                       M Corp
of Beneficial Owner                    110 Second Street South
                                       Great Falls, Montana

Amount and Nature                      1,572,257 (1)
of Beneficial                          Direct
Ownership


Percent                                83.9%
of Class


(1)	Members of the Anne Marie and Paul J. McCann family own indirectly a majority of the outstanding stock of M Corp, which company owns 1,572,257 shares (83.9%) of the outstanding common stock of the Company. Members of the Anne Marie and Paul J. McCann family own directly 3,033 shares (.2%) of the Company's stock. Anne Marie and Paul J. McCann, parents of S. M. McCann, each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Neither Anne Marie nor Paul J. McCann personally own any shares of stock in the Company.


                             	III-2

                      	DIVERSIFIED REALTY, INC.




ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -
Continued

(b)	Security Ownership of Management

The following table sets forth as of February 28, 1996, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                               Amount and Nature
     Name of                     of Beneficial
Beneficial Owner                   Ownership                 Percent

Charles E. Reed                    20 Direct                    -

L. H. LaValley                         -                        -

S. M. McCann                           -(1)                     -

All Directors and Officers
 as a Group                        20 (1)                       -

(1)	See Note (1) Item 11(a) on preceding page.

(c)	Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 6 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 1995, which note is incorporated herein by reference. M Corp owns approximately 83.9% of the Company's outstanding common stock.

                                	III-3

                       	DIVERSIFIED REALTY, INC.

                               	PART IV


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 13 - Diversified Realty, Inc., Annual Report to Shareholders for the year ended December 31, 1995, incorporated by reference in this Annual Report on Form 10-KSB.

No. 27 - Financial Data Schedule

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                            DIVERSIFIED REALTY, INC.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                         DIVERSIFIED REALTY, INC.




Date:  February 28, 1996                 	By:s/L. H. LaValley
	                                              L. H. LaValley, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 1996.



Director					                                s/L. H. LaValley
                                               L. H. LaValley


Director					                                s/S. M. McCann
                                               S. M. McCann


Principal Accountant	                        s/Jerry K. Mohland
                                               Jerry K. Mohland