Form 10QSB
period 1996-03-31
DIVERSIFIED REALTY INC
filed 1996-05-10
CIK 29258

U.S. Securities and Exchange Commission
                         	Washington, D.C.  20549

                               	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

       For the quarterly period ended         March 31, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number          0-2864


                                DIVERSIFIED REALTY, INC.
         (Exact name of small business issuer as specified in its charter)

              Montana                                81-0268110
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

            128 Second Street South, Great Falls, Montana   59405
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

      Class                              Outstanding at March 31, 1996
No Par Value Common Stock                    1,875,000 Shares


Transitional Small Business Disclosure Format (Check One): Yes   ;  No   X

                         	DIVERSIFIED REALTY, INC.

                                	INDEX

                            	MARCH 31, 1996



                                                                 	Page Number
PART I

Condensed Financial Statements:

Balance Sheet -
  March 31, 1996		                                                    2

Statements of Income -
  Three Months Ended March 31, 1996 and 1995		                        3

Statements of Cash Flows -
  Three Months Ended March 31, 1996 and 1995		                        4

Notes to Financial Statements		                                       5

  Management's Discussion and Analysis of the
      Statements of Income		                                          6


PART II

  Other Information		                                                 7

  Signatures		                                                        8

                         	DIVERSIFIED REALTY, INC.

                              	BALANCE SHEET

                           	AS OF MARCH 31, 1996





     ASSETS
Current Assets
  Cash                                                            $   632,061
  Marketable Securities, at market                                          6
  Receivables - Net                                                     1,736
  Due From Parent Company                                             305,625

     Total Current Assets                                             939,428

Noncurrent Receivables                                                 12,868

Property, Plant and Equipment, Net                                    290,368

            TOTAL ASSETS                                          $ 1,242,664


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                           $    14,421

             Total Current Liabilities                                 14,421


Stockholders' Equity
  Common Stock - No Par Value, 5,000,000 shares
   authorized, 1,875,000 shares issued and
   outstanding                                                      1,416,908
  Accumulated Deficit                                                (188,665)

             Total Stockholders' Equity                             1,228,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,242,664

                      	See Notes to Financial Statements

                         	DIVERSIFIED REALTY, INC.

                         	 STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                          March 31,
                                                      1996            1995

Operating Revenues                               $   26,303      $   25,851

Operating Expenses
    Depreciation                                      4,234           5,234
    Other Expenses                                   13,165          13,014

        Total Expenses                               17,288          18,248

                                                      9,015           7,603

Provision for Income Taxes                           (3,700)         (1,700)

        Net Income                               $    5,315       $    5,903


Earnings (Loss) Per Weighted Average
  Share Outstanding:  (1,875,000 Shares)         $       --       $       --

Dividends Per Share                              $       --       $       --


                    	See Notes to Financial Statements

                       	DIVERSIFIED REALTY, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                       1996           1995
     CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided (Used) By Operating
 Activities                                       $   17,686     $   16,737

     CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received on Principal of
 Notes Receivable                                        415            379

Net Cash Provided (Used) By
 Investing Activities                                    415            379

     CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Received From (Advanced To)
 Parent Company                                         (600)         4,417

Net Cash Provided (Used) By Financing
 Activities                                             (600)         4,417

NET INCREASE IN CASH                                   17,501        21,533

CASH - BEGINNING OF PERIOD                            614,560       558,236

CASH - END OF PERIOD                               $  632,061    $  579,769

                     	See Notes to Financial Statements

                        DIVERSIFIED REALTY, INC.

                     	NOTES TO FINANCIAL STATEMENTS

                             	MARCH 31, 1996


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 1996 and the results of the Company's operations and cash flows for the three months ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                        	DIVERSIFIED REALTY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                            	MARCH 31, 1996

A summary of the period to period changes in items included in the statements of income is shown below.





                                                     COMPARISON OF
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                     1996 and 1995

                                                       Increases
                                                      (Decreases)

Revenues                                           $   452     1.7%

Operating Expenses                                 $  (960)   (5.3%)

Net Income                                         $  (588)  (10.0%)

Revenues increased $453, 1.7%, in the first quarter of 1996 as compared with the first quarter of 1995 with interest revenues increasing $96, 1.4% and rent revenues increasing $359, 1.9%. the increase in rent revenues in the first quarter of 1996 as compared with the first quarter of 1995 was due primarily to an increase in the rental rates charged by the Company.

The provision for depreciation decreased $1,111, 21.2%, in the first quarter of 1996 as compared to the first quarter of 1995 due to some of the Company's assets being fully depreciated in 1995.

The provision for income taxes increased $2,000, 217.6%, in the first quarter of 1996 as compared with the first quarter of 1995 due to an increase in pre-tax income, an increase in federal rates and an increase in the Company's effective state income tax rate.

                        	DIVERSIFIED REALTY, INC.

                                	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1996


ITEM 1     LEGAL PROCEEDINGS

           None

ITEM 2     CHANGES IN SECURITIES

           None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5     OTHER INFORMATION

           None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           None

                               	SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          	 DIVERSIFIED REALTY, INC.
	                                Registrant



Date:  April 29, 1996                  s/K. King
                                         K. King
                                         Assistant
                                         Secretary-Treasurer


Date:  April 29, 1996                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant

</TEXT)