Form 10QSB
period 1996-06-30
DIVERSIFIED REALTY INC
filed 1996-08-08
CIK 29258

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549


                              	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1996


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

           Class                       Outstanding at June 30, 1996
No Par Value Common Stock                     1,874,113 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                      	DIVERSIFIED REALTY, INC.


                              	INDEX

                           	JUNE 30, 1996

                                                             	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  June 30, 1996	                                                   2

Statements of Income -
  Six Months and Three Months Ended June 30, 1996 and 1995         3

Statements of Cash Flows -
  Six Months Ended June 30, 1996 and 1995		                        4

Notes to Financial Statements		                                    5

Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

Other Information	  	                                              7

Signatures	                                                        8

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 1996


     ASSETS

Current Assets
  Cash                                                        $    637,306
  Marketable Securities, at market                                       6
  Receivables - Net                                                  1,775
  Due From Parent Company                                          305,025

   Total Current Assets                                            944,112

Noncurrent Receivables                                              12,410

Property, Plant and Equipment, Net                                 286,245

            TOTAL ASSETS                                      $  1,242,767

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                       $      9,164
  Income Taxes Payable                                                 850

             Total Current Liabilities                              10,014

Stockholders' Equity
  Common Stock - No Par Value, 5,000,000 shares
   authorized, 1,874,113 shares issued
   and outstanding                                               1,416,642
  Accumulated Deficit                                             (183,889)

             Total Stockholders' Equity                          1,232,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,242,767

                    	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                 June 30,                      June 30,
                                1996        1995             1996       1995

Operating Revenues           $ 24,195    $ 27,610         $ 50,498   $ 53,461

Operating Expenses             20,219      19,183           37,507     37,431

                                3,976       8,427           12,991     16,030

Income Tax Expense                800      (1,850)          (2,900)    (3,550)

    Net Income (Loss)        $  4,776    $  6,577         $ 10,091   $ 12,480



Earnings Per Weighted
Average Shares Outstanding
(1,874,704 shares in 1996
and 1,875,000 shares
in 1995)                     $   --      $   --           $    .01   $    .01


Dividends Per Share          $   --      $   --           $   --     $   --



                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         1996           1995

    CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                          $   23,378   $   31,797

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                           834          756

     Net Cash Provided By
       Investing Activities                                 834          756

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Received From (Advanced To)
 Parent Company                                          (1,200)      (1,200)

Cash Purchases of Treasury Stock                           (266)          -


     Net Cash Provided (Used) By Financing
       Activities                                        (1,466)      (1,200)

NET INCREASE IN CASH                                     22,746       31,353

CASH - BEGINNING OF PERIOD                              614,560      558,236

CASH - END OF PERIOD                                 $  637,306   $  589,589


                   	See Notes to Financial Statements

                        DIVERSIFIED REALTY, INC.

                    	NOTES TO FINANCIAL STATEMENTS

                            	JUNE 30, 1996


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1996 and the results of the Company's operations for the six months and three months ended June 30, 1996 and 1995 and cash flows for the six months ended
June 30, 1996 and 1995.

The results of operations for the six months and three months ended
June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


Earnings Per Share-

The computation of earnings per share in the accompanying statements is based on the weighted average number of shares outstanding during each period.


Parent -

M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 1996

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	SIX MONTHS
                               ENDED	                       ENDED
                             JUNE 30,	                     JUNE 30,
                          1996 AND 1995                 1996 AND 1995

Revenues			            $  (3,415)  (12.4%)          	$  (2,963)   (5.5%)

Expenses			                1,036     5.4%                   76      .2%

Net Income		              (1,801)  (27.4%)              (2,389)   (19.1%)


   Revenues decreased $2,963, 5.5%, in the first six months of 1996 as compared with the first six months of 1995 with decreases in interest revenues ($444, 3.1%) and rent revenues ($2,514, 6.7%).

   The decrease in rent revenues in the first six months of 1996 as compared with the first six months of 1995 was due primarily to an increase in vacancies partially offset by an increase in rental rates.

   The decrease in revenues in the first six months of 1996 as compared with the first six months of 1995 was the primary reason for the decrease of $2,389, 19.1%, in net income.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 1996



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  July 29, 1996	                 s/K. King
                                        K. King
                                        Assistant
                                        Secretary-Treasurer



Date:  July 29, 1996	                 s/Jerry K. Mohland
                                        Jerry K. Mohland
                                        Accountant