Form 10QSB
period 1996-09-30
DIVERSIFIED REALTY INC
filed 1996-11-12
CIK 29258

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996


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


          Class                           Outstanding at September 30, 1996
No Par Value Common Stock                         1,873,038 Shares

Transitional  Small  Business Disclosure Format  (Check  One):   Yes    No  X

                            DIVERSIFIED REALTY, INC.


                                    INDEX

                              SEPTEMBER 30, 1996

                                                                Page Number
PART I

  Condensed Financial Statements:

     Balance Sheet
       September 30, 1996                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1996 and 1995                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995                  4

     Notes to Financial Statements                                    5

  Management's Discussion and Analysis
       of the Statements of Income                                    6


PART II

  Other Information                                                   7

  Signatures                                                          8

                           DIVERSIFIED REALTY, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1996

     ASSETS
Current Assets
  Cash                                                           $    647,243
  Marketable Securities, at market                                          6
  Receivables - Net                                                     1,814
  Due From Parent Company                                             304,425

   Total Current Assets                                               953,488

Noncurrent Receivables                                                 11,942

Property, Plant and Equipment, Net                                    282,122

            TOTAL ASSETS                                         $  1,247,552


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                          $      9,748

             Total Current Liabilities                                  9,748

Stockholders' Equity
  Common Stock - No Par Value, 5,000,000 shares
   authorized, 1,873,038 shares issued and
   outstanding                                                      1,416,319
  Accumulated Deficit                                                (178,515)

             Total Stockholders' Equity                             1,237,804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,247,552



                      See Notes to Financial Statements


                          DIVERSIFIED REALTY, INC.
                           STATEMENTS OF INCOME




                                  For The Three             For The Nine
                                     Months                    Months
                                     Ended                     Ended
                                  September 30,             September 30,
                                 1996       1995           1996       1995

Operating Revenues           $ 27,344   $ 24,917         $ 77,842  $ 78,378

Operating Expenses             20,470     16,117           57,977    53,548

   Operating Income             6,874      8,800           19,865    24,830

Provision for Income Taxes     (1,500)    (1,850)          (4,400)   (5,400)

    Net Income               $  5,374   $  6,950         $ 15,465  $ 19,430


Earnings Per Weighted Average
 Share Outstanding: (1,874,257
 Shares in 1996 and 1,875,000
 Shares in 1995)             $     --   $    --          $    .01   $   .01


Dividends Per Share          $     --   $    --          $     --   $     --


                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                          STATEMENTS OF CASH FLOWS




                                                           For The Nine
                                                           Months Ended
                                                           September 30,

                                                          1996          1995
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   30,209    $   46,106

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                         1,263         1,140

Net Cash Provided By Investing Activities                 1,263         1,140

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Received From Parent Company                     1,800         1,800

Cash Purchases of Treasury Stock                           (589)           -

Net Cash Provided By Financing
 Activities                                               1,211         1,800

NET INCREASE IN CASH                                     32,683        49,046

CASH - BEGINNING OF PERIOD                              614,560       558,236

CASH - END OF PERIOD                                 $  647,243    $  607,282



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996



      In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1996 and the results of the Company's operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

      The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     Parent -

      M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                         DIVERSIFIED REALTY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1996


      A summary of the period to period changes in items included in the statements of income is shown below.

                                          COMPARISON   OF
                                 THREE MONTHS              NINE MONTHS
                                    ENDED                      ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 1996 AND 1995             1996 AND 1995

                                   INCREASES                (DECREASES)


Revenues                    $  2,427       9.7%        $  (536)     (.7%)

Expenses                       4,353      27.0%          4,429      8.3%

Net Income                    (1,576)    (22.7%)        (3,965)   (20.4%)



   Revenues devreased $536, .7%, in the first nine months of 1996 as compared with the first nine months of 1995 with a decrease of $1,276 (2.3%) in rent revenues partially offset by an increase of $765 (3.5%) in interest revenues.

   The decrease in rent revenues in the first nine months of 1996 as compared with the first nine months of 1995 was due primarily to an increase in vacancies, partially offset by an increase in rental rates.

   Expenses increased $4,429 (8.3%) in the first nine months of 1996 as compared with the first nine months of 1995 with increases in payroll and payroll costs and increases in other classifications of expenses partially offset by a decrease in the provision for depreciation.

   The decrease in revenues and the increase in expenses in the first nine months of 1996 as compared with the first nine months of 1995 are the primary reasons for the decrease in net income.

                         DIVERSIFIED REALTY, INC.

                                PART II

                           OTHER INFORMATION


                           SEPTEMBER 30, 1996



ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the third quarter of 1996, however, on October 22, 1996, a meeting of shareholders was held at which the Company's entire Board of Directors was elected. Directors elected to the Board were L. H. LaValley, Charles E. Reed and S. M. McCann. The Company's shareholders also authorized the Board of Directors to select an independant certified public accounting firm to audit the Compamy's financial statements for 1996.


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


                         DIVERSIFIED REALTY, INC.
                               Registrant







Date:  October 30, 1996               s/Kathleen King
                                        Kathleen King
                                        Secretary-Treasurer


Date:  October 30, 1996               s/Jerry K. Mohland
                                        Jerry K. Mohland,
                                        Accountant