Form 10KSB
period 1996-12-31
DIVERSIFIED REALTY INC
filed 1997-03-31
CIK 29258

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-KSB
             (Mark One)
XX ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from             to

     Commission file number 0-2864

                     DIVERSIFIED REALTY, INC.
            (Name of small business issuer in its charter)

          Montana
(State or other jurisdiction                       81-0268110
of incorporation or organization)    (I.R.S. Employer Identification Number)

            128 Second Street South, Great Falls, Montana       59405
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

Check whether the issurer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Check, if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB.

State issuer's revenues for its most recent fiscal year $104,917.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of February 28, 1997, 297,626 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.

	             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,872,915 shares no par value common stock are outstanding as of February 28, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENTS          			       FORM 10-KSB REFERENCE

Annual Report to Shareholders for	  		Part I,   Items 1 and 2
the year ended December 31, 1996.	  		Part II,  Items 5, 6 and 7
                                   			Part III, Item 12
  	                                 		Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                            	DIVERSIFIED REALTY, INC.

                                    	PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc. are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of security holders was held during the fourth quarter of 1996 at which the Company's entire Board of Directors was elected. Directors elected to the board were L. H. LaValley, Charles E. Reed and S. M. McCann. The Company's security holders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1996.

                         	DIVERSIFIED  REALTY, INC.

                                	PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 12, Pages 1 and 2 and Pages 3 to 11, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996, which report is incorporated herein by reference.

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
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1997 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR		      POSITION

L. H. LaValley,	  	32,    1991             	President and Director

S. M. McCann,     	33,    1990              Director

Charles E. Reed, 		79,    1974	            	Vice President and Director

S. M. McCann is the president and a director of UAC, Inc., an affiliate of the Company, the president and a director of M Corp and a director of GNI, Inc. (parent company of M Corp).

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

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its President and Chief Executive Officer for 1996, 1995 and 1994. No officer or director of the Company received total cash compensation exceeding $100,000 for 1996, 1995 or 1994.


                          Summary Compensation Table

Name and                           Calendar             Total Cash
Principal Position                   Year              Compensation

L.H. LaValley                        1996                  $ 100
President, Director                  1995                  $  0
 and Chief Executive                 1994                  $ 250
 Officer

The Company has no pension plan, no stock option or stock appreciation right plans and no long-term incentive plans and there was no other material compensation paid during the years ended December 31, 1996, 1995 and 1994. The Company has not adopted a formal plan for the compensation of directors. During 1996 the Company paid a total of $100 for directors fees.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1997.


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

The following table sets forth as of February 28, 1997, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

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

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 6 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 1996, which note is incorporated herein by reference. M Corp owns approximately 83.9% of the Company's outstanding common stock.

                                	III-3

                       	DIVERSIFIED REALTY, INC.

                               	PART IV


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 13 - Diversified Realty, Inc., Annual Report to Shareholders for the year ended December 31, 1996, incorporated by reference in this Annual Report on Form 10-KSB.

No. 27 - Financial Data Schedule

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                            DIVERSIFIED REALTY, INC.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                         DIVERSIFIED REALTY, INC.




Date:  February 28, 1997                 	By:s/L. H. LaValley
	                                              L. H. LaValley, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 1997.



Director					                                s/L. H. LaValley
                                               L. H. LaValley


Director					                                s/S. M. McCann
                                               S. M. McCann


Principal Accountant	                        s/Jerry K. Mohland
                                               Jerry K. Mohland