Form 10QSB
period 1997-03-31
DIVERSIFIED REALTY INC
filed 1997-05-14
CIK 29258

U.S. Securities and Exchange Commission
                         	Washington, D.C.  20549

                               	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1997


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

      Class                              Outstanding at March 31, 1997
No Par Value Common Stock                      1,872,915 Shares


Transitional Small Business Disclosure Format (Check One): Yes   ;  No   X

                         	DIVERSIFIED REALTY, INC.

                                	INDEX

                            	MARCH 31, 1997




                                                            	Page Number
PART I

Condensed Financial Statements:

Balance Sheet -
  March 31, 1997		                                                 2

Statements of Income -
  Three Months Ended March 31, 1997 and 1996                       3

Statements of Cash Flows -
  Three Months Ended March 31, 1997 and 1996                       4

Notes to Financial Statements                                      5

  Management's Discussion and Analysis of the
      Statements of Income                                         6


PART II

  Other Information	                                               7

  Signatures		                                                     8

                         	DIVERSIFIED REALTY, INC.

                              	BALANCE SHEET

                           	AS OF MARCH 31, 1997





     ASSETS
Current Assets
  Cash                                                            $   975,649
  Receivables - Net                                                     1,896
  Due From Parent Company                                               2,600

     Total Current Assets                                             980,145

Noncurrent Receivables                                                 10,974

Property, Plant and Equipment, Net                                    272,364

            TOTAL ASSETS                                          $ 1,263,483


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                           $    31,416

  Income Taxes Payable                                                  1,618

    Total Current Liabilities                                          33,034


Stockholders' Equity
  Common Stock - No Par Value,
   5,000,000 shares authorized,
   1,875,000 shares issued                                          1,416,908
  Accumulated Deficit                                                (185,834)
  Cost of Common Stock in Treasury                                       (625)

   Total Stockholders' Equity                                       1,230,449

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,263,483

                      	See Notes to Financial Statements

                         	DIVERSIFIED REALTY, INC.

                         	 STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                          March 31,
                                                      1997            1996

Operating Revenues                               $   33,519      $   26,303

Operating Expenses                                   14,428          17,288

                                                     19,091           9,015

Provision for Income Taxes                           (4,200)         (3,700)

Net Income                                       $   14,891       $   5,315


Earnings Per Weighted Average
Shares Outstanding (1,872,915
Shares in 1997 and 1,875,000
Shares in 1996)                                  $      .01       $      --

Dividends Per Share                              $       --       $      --


                    	See Notes to Financial Statements

                       	DIVERSIFIED REALTY, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                       1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                            $   26,689     $   17,686

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                        447            415

Net Cash Provided By
 Investing Activities                                    447            415

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Advances
  From (To) Parent Company                               600           (600)

Net Cash Provided (Used) By
  Financing Activities                                   600           (600)

NET INCREASE IN CASH                                  27,736         17,501

CASH - BEGINNING OF PERIOD                           947,913        614,560

CASH - END OF PERIOD                              $  975,649     $  632,061

                     	See Notes to Financial Statements

                        DIVERSIFIED REALTY, INC.

                     	NOTES TO FINANCIAL STATEMENTS

                             	MARCH 31, 1997


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 1997 and the results of the Company's operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                        	DIVERSIFIED REALTY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                            	MARCH 31, 1997

A summary of the period to period changes in items included in the statements of income is shown below.





                                                     COMPARISON OF
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                     1997 and 1996

                                                       Increases
                                                      (Decreases)

Revenues                                           $  7,216    27.4%

Operating Expenses                                 $ (2,860)  (16.5%)

Net Income                                         $  9,576   180.2%

Revenues increased $7,216, (27.4%) in the first quarter of 1997 as compared with the first quarter of 1996 due primarily to increases in rental revenues ($2,544, 13.2%) and interest revenues ($4,679, 66.1%). Interest revenues increased primarily due to an increase in interest-bearing deposits maintained by the Company. Operating expenses decreased $2,860 (16.5%) in the first quarter of 1997 as compared with the first quarter of 1996 with decreases in the provision for depreciation ($622, 15.1%) and decreases in other operating expenses ($2,274, 17.3%). The decrease in other operating expenses during the first quarter of 1997 as compared with the first quarter of 1996 was due primarily to decreases in maintenance expenses and professional fees. The provision for income tax expense increased $500, 13.5%, due to the increase in pretax income.

                        	DIVERSIFIED REALTY, INC.

                                	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1997


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





                          	 DIVERSIFIED REALTY, INC.
	                                Registrant



Date:  April 29, 1997                  s/K. King
                                         K. King
                                         Assistant
                                         Secretary-Treasurer


Date:  April 29, 1997                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant

</TEXT)