Form 10QSB
period 1997-06-30
DIVERSIFIED REALTY INC
filed 1997-08-14
CIK 29258

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549


                              	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1997


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

           Class                       Outstanding at June 30, 1997
No Par Value Common Stock                     1,872,915 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                      	DIVERSIFIED REALTY, INC.


                              	INDEX

                           	JUNE 30, 1997

                                                             	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  June 30, 1997	                                                   2

Statements of Income -
  Six Months and Three Months Ended June 30, 1997 and 1996         3

Statements of Cash Flows -
  Six Months Ended June 30, 1997 and 1996                          4

Notes to Financial Statements		                                    5

Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

Other Information	  	                                              7

Signatures	                                                        8

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 1997


     ASSETS

Current Assets
  Cash                                                        $    991,506
  Receivables - Net                                                  1,938
  Due From Parent Company                                            2,000

   Total Current Assets                                            995,444

Noncurrent Receivables                                              10,473

Property, Plant and Equipment, Net                                 268,863

            TOTAL ASSETS                                      $  1,274,780



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                       $     30,545
  Income Taxes Payable                                               4,418

             Total Current Liabilities                              34,963

Stockholders' Equity
  Common Stock - No Par Value, 5,000,000 shares
   authorized, 1,875,000 shares issued                           1,416,908
  Accumulated Deficit                                             (176,466)
  Cost of Common Stock in Treasury                                    (625)

             Total Stockholders' Equity                          1,239,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,274,780


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months         For the Six Months
                                     Ended                        Ended
                                   June 30,                      June 30,
                                1997        1996             1997       1996

Operating Revenues           $ 31,045    $ 24,195         $ 64,564   $ 50,498

Operating Expenses             18,877      20,219           33,305     37,507

                               12,168       3,976           31,259     12,991

Income Tax Expense             (2,800)        800           (7,000)    (2,900)

    Net Income               $  9,368    $  4,776         $ 24,259   $ 10,091



Earnings Per Weighted
Average Shares Outstanding
(1,872,915 shares in 1997
and 1,874,704 shares
in 1996)                     $    .01    $   --           $    .01   $    .01


Dividends Per Share          $   --      $   --           $    --    $    --



                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         1997           1996

    CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   41,487   $   23,378

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                           906          834

     Net Cash Provided By
       Investing Activities                                 906          834

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Received From (Advanced To)
 Parent Company                                           1,200       (1,200)

Cash Purchases of Treasury Stock                             -          (266)


     Net Cash Provided (Used) By Financing
       Activities                                         1,200       (1,466)

NET INCREASE IN CASH                                     43,593       22,746

CASH - BEGINNING OF PERIOD                              947,913      614,560

CASH - END OF PERIOD                                 $  991,506   $  637,306


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	JUNE 30, 1997


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1997 and the results of the Company's operations for the six months and three months ended June 30, 1997 and 1996 and cash flows for the six months ended
June 30, 1997 and 1996.

The results of operations for the six months and three months ended
June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


Earnings Per Share-

The computation of earnings per share in the accompanying statements is based on the weighted average number of shares outstanding during each period.


Parent -

M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 1997

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	SIX MONTHS
                               ENDED	                       ENDED
                             JUNE 30,	                     JUNE 30,
                          1997 AND 1996                 1997 AND 1996

Revenues			            $  6,850    28.3%            	$  14,066    27.9%

Expenses			              (1,342)   (6.6%)               (4,202)  (11.2%)

Net Income		              4,582    96.1%                14,168   140.4%




Revenues increased $14,066 (27.9%) in the first six months of 1997 as compared with the first six months of 1996 due primarily to increases in interest revenues ($10,335, 73.2%) and other revenues ($4,989). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses decreased $4,202 (11.2%) in the first six months of 1997 as compared with the first six months of 1996 with decreases in the provision for depreciation ($1,244, 15.1%) and decreases in other operating expenses ($2,958, 1.0%). The decrease in other operating expenses during the first six months of 1997 as compared with the first six months of 1996 was due primarily to decreases in maintenance expenses. The provision for income tax expense increased $4,100, 141.4%, in the first six months of 1997 as compared with the first six months of 1996 due to the increase in pretax income.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 1997



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  July 28, 1997	                 s/K. King
                                        K. King
                                        Assistant
                                        Secretary-Treasurer



Date:  July 28, 1997                  s/Jerry K. Mohland
                                        Jerry K. Mohland
                                        Accountant