Form 10QSB
period 1997-09-30
DIVERSIFIED REALTY INC
filed 1997-11-13
CIK 29258

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997


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


          Class                           Outstanding at September 30, 1997
No Par Value Common Stock                         1,872,895 Shares

Transitional  Small  Business Disclosure Format  (Check  One):   Yes    No  X

                            DIVERSIFIED REALTY, INC.


                                    INDEX

                              SEPTEMBER 30, 1997

                                                                Page Number
PART I

  Condensed Financial Statements:

     Balance Sheet
       September 30, 1997                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1997 and 1996                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996                  4

     Notes to Financial Statements                                    5

  Management's Discussion and Analysis
       of the Statements of Income                                    6


PART II

  Other Information                                                   7

  Signatures                                                          8

                           DIVERSIFIED REALTY, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1997

     ASSETS
Current Assets
  Cash                                                         $  1,013,812
  Receivables - Net                                                   1,984
  Due From Parent Company                                             1,400

   Total Current Assets                                           1,017,196

Noncurrent Receivables                                                9,961

Property, Plant and Equipment, Net                                  265,362

            TOTAL ASSETS                                       $  1,292,519


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                        $     40,095
  Income Taxes Payable                                                9,318

             Total Current Liabilities                               49,413

Stockholders' Equity
  Common Stock - No Par Value,
  5,000,000 shares authorized,
  1,875,000 shares issued                                         1,416,908
  Accumulated Deficit                                              (173,171)
  Cost of Common Stock in Treasury                                     (631)

             Total Stockholders' Equity                           1,243,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,292,519



                      See Notes to Financial Statements


                          DIVERSIFIED REALTY, INC.
                           STATEMENTS OF INCOME




                                  For The Three             For The Nine
                                     Months                    Months
                                     Ended                     Ended
                                  September 30,             September 30,
                                 1997       1996           1997       1996

Operating Revenues           $ 31,076   $ 27,344         $ 95,640  $ 77,842

Operating Expenses             22,881     20,470           56,186    57,977

                                8,195      6,874           39,454    19,865

Provision for Income Taxes     (4,900)    (1,500)         (11,900)   (4,400)

    Net Income               $  3,295   $  5,374         $ 27,554  $ 15,465


Earnings Per Weighted Average
 Share Outstanding: (1,872,911
 Shares in 1997 and 1,874,257
 Shares in 1996)             $     --   $    --          $    .01   $   .01


Dividends Per Share          $     --   $    --          $     --   $     --


                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                          STATEMENTS OF CASH FLOWS




                                                           For The Nine
                                                           Months Ended
                                                           September 30,

                                                          1997          1996
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   62,733    $   30,209

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                         1,372         1,263

Net Cash Provided By Investing Activities                 1,372         1,263

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Received From Parent Company                     1,800         1,800

Cash Purchases of Treasury Stock                             (6)         (589)

Net Cash Provided By Financing
 Activities                                               1,794         1,211

NET INCREASE IN CASH                                     65,899        32,683

CASH - BEGINNING OF PERIOD                              947,913       614,560

CASH - END OF PERIOD                                 $1,031,812    $  647,243



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1997



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1997 and the results of the Company's operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 84% of the outstanding shares of the Company.

                         DIVERSIFIED REALTY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1997


      A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON   OF
                                 THREE MONTHS              NINE MONTHS
                                    ENDED                      ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 1997 AND 1996             1997 AND 1996

                                   INCREASES                (DECREASES)


Revenues                    $  3,732      13.6%        $ 17,798    22.9%

Expenses                       2,411      11.8%          (1,791)   (2.0%)

Net Income                    (2,079)    (38.7%)         12,089    78.2%

Revenues increased $17,798 (22.9%) in the first nine months of 1997 as compared with the first nine months of 1996 due primarily to increases in interest revenues ($14,737, 64.7%) and other revenues ($4,975). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses decreased $1,792 (3.1%) in the first nine months of 1997 as compared with the first nine months of 1996 with a decrease in the provision for depreciation ($1,865, 15.1%). The provision for income tax expense increased $7,500, 170.5%, in the first nine months of 1997 as compared with the first nine months of 1996 due to the increase in pretax income.

                         DIVERSIFIED REALTY, INC.

                                PART II

                           OTHER INFORMATION


                           SEPTEMBER 30, 1997



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


                         DIVERSIFIED REALTY, INC.
                               Registrant







Date:  October 30, 1997               s/K. King
                                        K. King
                                        Secretary-Treasurer


Date:  October 30, 1997               s/Jerry K. Mohland
                                        Jerry K. Mohland,
                                        Accountant