Form 10KSB
period 1997-12-31
DIVERSIFIED REALTY INC
filed 1998-03-30
CIK 29258

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to

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

                       $.10 Par Value Common Stock
                             (Title of class)

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

State issuer's revenues for its most recent fiscal year $126,838.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
As of February 28, 1998, 295,575 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or the National Quotation Bureau, Inc. There exists no public market for registrant's common stock.

	             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,372,895 shares $.10 par value common stock are outstanding as of February 28, 1998.

                DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the documents are incorporated: (1) any annual report to security holders: (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification.

         DOCUMENTS          			       FORM 10-KSB REFERENCE

Annual Report to Shareholders for	  		Part I,   Items 1 and 2
the year ended December 31, 1997.	  		Part II,  Items 5, 6 and 7
                                   			Part III, Item 12
  	                                 		Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                            	DIVERSIFIED REALTY, INC.

                                    	PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc. are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of security holders was held during the fourth quarter of 1997 at which the Company's entire Board of Directors was elected. Directors elected to the board were M. A. Arneson, Charles E. Reed and S. M. McCann. The Company's security holders also adopted Restated Articles of Incorporation that changed the Company's term of existence, changed the capital structure of the Company and modernized the Company's charter. The Company's security holders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1997.

                         	DIVERSIFIED  REALTY, INC.

                                	PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 12, Pages 1 and 2 and Pages 3 to 11, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997, which report is incorporated herein by reference.

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
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1998 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR		      POSITION

M. A. Arneson	    	42,    1997             	President and Director

S. M. McCann,     	34,    1990              Director

Charles E. Reed, 		80,    1974	            	Vice President and Director

S. M. McCann is the president and a director of UAC, Inc., an affiliate of the Company, and the president and a director of M Corp.

Family Relationships

S. M. McCann and M. A. Arneson are children of Anne Marie and Paul J. McCann. Members of the Anne Marie and Paul J. McCann family control a majority of the common stock of M Corp. Anne Marie McCann and Paul J. McCann each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Anne Marie and Paul J. McCann do not personally own any stock of the Company.

Following are the executive officers of the Company and a description of their principal business experience.

Name and Position   	Business Experience During Past 5 Years

M. A. Arneson    		  Investor,
President	         		Billings, Montana

S. M. McCann       		Attorney at Law, Business Owner
Vice-President    			Investor
                     San Luis Obispo, California

Charles E. Reed	    	President, Continental Realty and Escrow,
                     Butte, Montana.

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.

                            	III-1

                   	DIVERSIFIED REALTY, INC.




ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its President and Chief Executive Officer for 1997, 1996 and 1995. No officer or director of the Company received cash compensation exceeding $250 during 1997, 1996 or 1995.


                          Summary Compensation Table

Name of individual                 Calendar             Total Cash
and Position                         Year              Compensation

M. A. Arneson                        1997                  $  0
President, Director                  1996                  $  0

L. H. LaValley                       1996                  $  0
President, Director                  1995                  $  0

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the years ended December 31, 1997, 1996 and 1995. The Company has not adopted a formal plan for the compensation of directors. During 19976 the Company did not pay directors fees to any director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1998.


Title of Class                         No Par Value
                                       Common Stock

Name and Address                       M Corp
of Beneficial Owner                    110 Second Street South
                                       Great Falls, Montana

Amount and Nature                      5,073,442 (1)
of Beneficial                          Direct
Ownership


Percent                                94.4%
of Class


(1) S. M. McCann, M. A. Arneson and other members of the Anne Marie and Paul
J. McCann family own directly or indirectly a majority of the outstanding stock of M Corp, which company owns 5,073,442 shares (94.4%) of the outstanding common stock of the Company. Members of the Anne Marie and Paul
J. McCann family own directly 3,033 shares (.06%) of the Company's stock. Anne Marie and Paul J. McCann, parents of S. M. McCann and M. A. Arneson, each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Neither Anne Marie nor Paul J. McCann personally own any shares of stock in the Company.


                             	III-2

                      	DIVERSIFIED REALTY, INC.




ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -
Continued

(b)	Security Ownership of Management

The following table sets forth as of February 28, 1998, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                               Amount and Nature
     Name of                     of Beneficial
Beneficial Owner                   Ownership                 Percent

Charles E. Reed                    20 Direct                    -

M. A. Arneson                          - (1)                    -

S. M. McCann                           - (1)                    -

All Directors and Officers
 as a Group                           20 (1)                    -

(1)	See Note (1) Item 11(a) on preceding page.

(c)	Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 5 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 1997, which note is incorporated herein by reference. M Corp owns approximately 94.4% of the Company's outstanding common stock.

                                	III-3

                       	DIVERSIFIED REALTY, INC.

                               	PART IV


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 13 - Diversified Realty, Inc., Annual Report to Shareholders for the year ended December 31, 1997, incorporated by reference in this Annual Report on Form 10-KSB.

No. 27 - Financial Data Schedule

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1997.

                            DIVERSIFIED REALTY, INC.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                         DIVERSIFIED REALTY, INC.




Date:  February 27, 1998                 	By:s/M. A. Arneson
	                                              M. A. Arneson, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 1998.



Director					                                s/M. A. Arneson
                                               M. A. Arneson


Director					                                s/S. M. McCann
                                               S. M. McCann


Principal Accountant	                        s/Jerry K. Mohland
                                               Jerry K. Mohland