Form 10QSB
period 1998-03-31
DIVERSIFIED REALTY INC
filed 1998-05-12
CIK 29258

U.S. Securities and Exchange Commission
                         	Washington, D.C.  20549

                               	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1998


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

          Class                           Outstanding at March 31, 1998
$.10 Par Value Common Stock                      5,372,915 Shares


Transitional Small Business Disclosure Format (Check One): Yes   ;  No   X

                         	DIVERSIFIED REALTY, INC.

                                	INDEX

                            	MARCH 31, 1998




                                                            	Page Number
PART I

Condensed Financial Statements:

Balance Sheet -
  March 31, 1998		                                                 2

Statements of Income -
  Three Months Ended March 31, 1998 and 1997                       3

Statements of Cash Flows -
  Three Months Ended March 31, 1998 and 1997                       4

Notes to Financial Statements                                      5

Management's Discussion and Analysis of the
      Statements of Income                                         6


PART II

  Other Information	                                               7

  Signatures		                                                     8

                         	DIVERSIFIED REALTY, INC.

                              	BALANCE SHEET

                           	AS OF MARCH 31, 1998





     ASSETS
Current Assets
  Cash                                                            $ 1,853,103
  Receivables - Net                                                     2,507
  Due From Parent Company                                             233,200

     Total Current Assets                                           2,088,810

Noncurrent Receivables                                                  3,360

Property, Plant and Equipment, Net                                    258,372

            TOTAL ASSETS                                          $ 2,350,542


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                           $    32,365

  Income Taxes Payable                                                 10,118

    Total Current Liabilities                                          42,483


Stockholders' Equity
  Common Stock - $.10 Par Value,
   11,000,000 shares authorized,
   5,375,000 shares issued                                            537,500
  Additional Paid-In-Capital                                        1,929,408
  Accumulated Deficit                                                (158,218)
  Cost of Common Stock in Treasury                                       (631)

   Total Stockholders' Equity                                       2,308,059

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,350,542

                      	See Notes to Financial Statements

                         	DIVERSIFIED REALTY, INC.

                         	 STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                          March 31,
                                                      1998            1997

Operating Revenues                               $   40,468      $   33,519

Operating Expenses                                   15,343          14,428

                                                     25,125          19,091

Provision for Income Taxes                          (10,300)         (4,200)

Net Income                                       $   14,825       $  14,891



                    	See Notes to Financial Statements

                       	DIVERSIFIED REALTY, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                       1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                            $   31,711     $   26,696

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                      5,599            447

Net Cash Provided By
 Investing Activities                                  5,599            447

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Advances
  From (To) Parent Company                          (249,400)           600

Net Cash Provided (Used) By
  Financing Activities                              (249,400)           600

NET INCREASE (DECREASE) IN CASH                     (212,090)        27,736

CASH - BEGINNING OF PERIOD                         2,065,193        947,913

CASH - END OF PERIOD                              $1,853,103     $  975,649

                     	See Notes to Financial Statements

                        DIVERSIFIED REALTY, INC.

                     	NOTES TO FINANCIAL STATEMENTS

                             	MARCH 31, 1998


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 1998 and the results of the Company's operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 94% of the outstanding shares of the Company.

                        	DIVERSIFIED REALTY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                            	MARCH 31, 1998

A summary of the period to period changes in items included in the statements of income is shown below.





                                                     COMPARISON OF
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                     1998 and 1997

                                                       Increases
                                                      (Decreases)

Revenues                                           $  6,949    20.7%

Operating Expenses                                 $    915     6.3%

Net Income                                         $    (66)    (.4%)

Revenues increased $6,949 (20.7%) in the first quarter of 1998 as compared with the first quarter of 1997 due primarily to increases in rental revenues ($2,254, 13.5%) and interest revenues ($9,616, 81.8%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses increased $915 (6.3%) in the first quarter of 1998 as compared with the first quarter of 1997 with decreases in the provision for depreciation ($11, .3%) and increases in other operating expenses ($929, 8.5%). The increase in other operating expenses during the first quarter of 1998 as compared with the first quarter of 1997 was due primarily to increases in maintenance expenses. The provision for income tax expense increased $6,100, 145.2%, due primarily to the increase in pretax income.

                        	DIVERSIFIED REALTY, INC.

                                	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1998


ITEM 1     LEGAL PROCEEDINGS

           None

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

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





                          	 DIVERSIFIED REALTY, INC.
	                                Registrant



Date:  April 30, 1998                  s/K. King
                                         K. King
                                         Assistant
                                         Secretary-Treasurer


Date:  April 30, 1998                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant

</TEXT)