Form 10QSB
period 1998-06-30
DIVERSIFIED REALTY INC
filed 1998-08-13
CIK 29258

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549


                              	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1998


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

           Class                       Outstanding at June 30, 1998
$.10 Par Value Common Stock                     5,372,895 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                      	DIVERSIFIED REALTY, INC.


                              	INDEX

                           	JUNE 30, 1998

                                                             	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  June 30, 1998	                                                   2

Statements of Income -
  Six Months and Three Months Ended June 30, 1998 and 1997         3

Statements of Cash Flows -
  Six Months Ended June 30, 1998 and 1997                          4

Notes to Financial Statements		                                    5

Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

Other Information	  	                                              7

Signatures	                                                        8

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 1998


     ASSETS

Current Assets
  Cash                                                        $  1,869,697
  Receivables - Net                                                    182
  Due From Parent Company                                          226,600

   Total Current Assets                                          2,096,479

Property, Plant and Equipment, Net                                 254,882

            TOTAL ASSETS                                      $  2,351,361



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                       $     30,345

             Total Current Liabilities                              30,345

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,875,000 shares issued                                          537,500
  Accumulated Deficit                                             (145,261)
  Cost of Common Stock in Treasury                                    (631)

             Total Stockholders' Equity                          2,321,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,351,361


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months         For the Six Months
                                     Ended                        Ended
                                   June 30,                      June 30,
                                1998        1997             1998       1997

Operating Revenues           $ 41,737    $ 31,045         $ 82,205   $ 64,564

Operating Expenses             19,080      18,877           34,423     33,305

                               22,657      12,168           47,782     31,259

Income Tax Expense             (9,700)     (2,800)         (20,000)    (7,000)

    Net Income               $ 12,957    $  9,368         $ 27,782   $ 24,259




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         1998           1997

    CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   35,838   $   41,487

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                        11,466          906

     Net Cash Provided By
       Investing Activities                              11,466          906

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Advances
   From (To) Parent Company                            (242,800)       1,200


     Net Cash Provided (Used) By Financing
       Activities                                      (242,800)       1,200

NET INCREASE (DECREASE) IN CASH                        (195,496)      43,593

CASH - BEGINNING OF PERIOD                            2,065,193      947,913

CASH - END OF PERIOD                                 $1,869,697   $  991,506


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	JUNE 30, 1998


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1998 and the results of the Company's operations for the six months and three months ended June 30, 1998 and 1997 and cash flows for the six months ended
June 30, 1998 and 1997.

The results of operations for the six months and three months ended
June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 94% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 1998

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	SIX MONTHS
                               ENDED	                       ENDED
                             JUNE 30,	                     JUNE 30,
                          1998 AND 1997                 1998 AND 1997

Revenues			            $ 10,692    34.4%            	$  17,641    27.3%

Expenses			                 203     1.1%                 1,118     3.4%

Net Income		              3,589    38.3%                 3,523    14.5%




Revenues increased $17,641 (27.3%) in the first six months of 1998 as compared with the first six months of 1997 due primarily to an increase in interest revenues ($20,571, 84.4%) partially offset by a decrease in other revenues ($4,852, 97.1%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses increased $1,118 (3.4%) in the first six months of 1998 as compared with the first six months of 1997 with an increase in other operating expenses ($1,251) partially offset by a decrease in the provision for depreciation. The increase in other operating expenses during the first six months of 1998 as compared with the first six months of 1997 was due primarily to increases in maintenance expenses. The provision for income tax expense increased $13,000, 185.7%, in the first six months of 1998 as compared with the first six months of 1997 due to increases in pretax income and income tax rates.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 1998



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  August 7, 1998                 s/K. King
                                        K. King
                                        Assistant
                                        Secretary-Treasurer



Date:  August 7, 1998                 s/Jerry K. Mohland
                                        Jerry K. Mohland
                                        Accountant