Form 10QSB
period 1998-09-30
DIVERSIFIED REALTY INC
filed 1998-11-12
CIK 29258

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998


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


          Class                           Outstanding at September 30, 1998
$.10 Par Value Common Stock                         5,372,895 Shares

Transitional  Small  Business Disclosure Format  (Check  One):   Yes    No  X

                            DIVERSIFIED REALTY, INC.


                                    INDEX

                              SEPTEMBER 30, 1998

                                                                Page Number
PART I

  Condensed Financial Statements:

     Balance Sheet
       September 30, 1998                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1998 and 1997                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1998 and 1997                  4

     Notes to Financial Statements                                    5

  Management's Discussion and Analysis
       of the Statements of Income                                    6


PART II

  Other Information                                                   7

  Signatures                                                          8

                           DIVERSIFIED REALTY, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1998

     ASSETS
Current Assets
  Cash                                                         $  1,897,306
  Receivables - Net                                                     782
  Due From Parent Company                                           226,000

   Total Current Assets                                           2,124,088

Property, Plant and Equipment, Net                                  246,182

            TOTAL ASSETS                                       $  2,370,270


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                        $     34,820

             Total Current Liabilities                               34,820

Stockholders' Equity
  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares authorized                                     537,500
  Additional Paid-In-Capital                                      1,929,408
  Accumulated Deficit                                              (130,827)
  Cost of Common Stock in Treasury                                     (631)

             Total Stockholders' Equity                           2,335,450

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,370,270



                      See Notes to Financial Statements


                          DIVERSIFIED REALTY, INC.
                           STATEMENTS OF INCOME




                                  For The Three             For The Nine
                                     Months                    Months
                                     Ended                     Ended
                                  September 30,             September 30,
                                 1998       1997           1998       1997

Operating Revenues           $ 42,342   $ 31,076         $124,547  $ 95,640

Operating Expenses             17,908     22,881           52,331    56,186

                               24,434      8,195           72,216    39,454

Provision for Income Taxes    (10,000)    (4,900)         (30,000)  (11,900)

    Net Income               $ 14,434   $  3,295         $ 42,216  $ 27,554



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                          STATEMENTS OF CASH FLOWS




                                                           For The Nine
                                                           Months Ended
                                                           September 30,

                                                          1998          1997
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   57,637    $   62,733

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Redemption
   of Property and Equipment                              5,210          -

Cash Received on Principal of
 Notes Receivable                                        11,466         1,372

Net Cash Provided By Investing Activities                16,676         1,372

     CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Received From Parent Company                  (242,200)        1,800

Cash Purchases of Treasury Stock                           -               (6)

Net Cash Provided (Used) By
   Financing Activities                                (242,200)        1,794

NET INCREASE (DECREASE) IN CASH                        (167,887)       65,899

CASH - BEGINNING OF PERIOD                            2,065,193       947,913

CASH - END OF PERIOD                                 $1,897,306    $1,013,812



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1998



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1998 and the results of the Company's operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 94% of the outstanding shares of the Company.

                         DIVERSIFIED REALTY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1998


      A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON   OF
                                 THREE MONTHS              NINE MONTHS
                                    ENDED                      ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 1998 AND 1997             1998 AND 1997

                                   INCREASES                (DECREASES)


Revenues                    $ 11,266      36.3%        $ 28,907    30.2%

Expenses                      (4,973)    (21.7%)         (3,855)   (6.9%)

Net Income                    11,139     338.1%          14,662    53.2%



Revenues increased $11,266 (36.3%) in the first nine months of 1998 as compared with the first nine months of 1997 due primarily to an increase in interest revenues ($31,591, 84.2%) partially offset by a decrease in other revenues ($4,811, 96.2%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses decreased $3,855 (6.9%) in the first nine months of 1998 as compared with the first nine months of 1997 with a decrease in operating costs and expenses. The provision for income tax expense increased $18,100, 152.1%, in the first nine months of 1998 as compared with the first nine months of 1997 due to the increase in pretax income.

                         DIVERSIFIED REALTY, INC.

                                PART II

                           OTHER INFORMATION


                           SEPTEMBER 30, 1998



ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 8, 1998 a meeting of shareholders was held at which the Company's entire Board of Directors was elected. Directors elected to the Board were Charles E. Reed, S. M. McCann and M. A. Arneson. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1998.

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


                         DIVERSIFIED REALTY, INC.
                               Registrant







Date:  October 30, 1998               s/K. King
                                        K. King
                                        Secretary-Treasurer


Date:  October 30, 1998               s/Jerry K. Mohland
                                        Jerry K. Mohland,
                                        Accountant