Form 10QSB
period 1999-03-31
DIVERSIFIED REALTY INC
filed 1999-04-23
CIK 29258

U.S. Securities and Exchange Commission
                         	Washington, D.C.  20549

                               	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1999


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

          Class                           Outstanding at March 31, 1999
$.10 Par Value Common Stock                      5,370,969 Shares


Transitional Small Business Disclosure Format (Check One): Yes   ;  No   X

                         	DIVERSIFIED REALTY, INC.

                                	INDEX

                            	MARCH 31, 1999




                                                            	Page Number
PART I

Condensed Financial Statements:

Balance Sheet -
  March 31, 1999		                                                 2

Statements of Income -
  Three Months Ended March 31, 1999 and 1998                       3

Statements of Cash Flows -
  Three Months Ended March 31, 1999 and 1998                       4

Notes to Financial Statements                                      5

Management's Discussion and Analysis of the
      Statements of Income                                         6


PART II

  Other Information	                                               7

  Signatures		                                                     8

                         	DIVERSIFIED REALTY, INC.

                              	BALANCE SHEET

                           	AS OF MARCH 31, 1999





     ASSETS
Current Assets
  Cash                                                            $ 2,171,958
  Due From Parent Company                                               2,400

     Total Current Assets                                           2,174,358


Property, Plant and Equipment, Net                                    239,930

            TOTAL ASSETS                                          $ 2,414,288


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                           $    34,156

  Income Taxes Payable                                                 12,918

    Total Current Liabilities                                          47,074


Stockholders' Equity
  Common Stock - $.10 Par Value,
   11,000,000 shares authorized,
   5,375,000 shares issued                                            537,500
  Additional Paid-In-Capital                                        1,929,408
  Accumulated Deficit                                                 (98,485)
  Cost of Common Stock in Treasury                                     (1,209)

   Total Stockholders' Equity                                       2,367,214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,414,288

                      	See Notes to Financial Statements

                         	DIVERSIFIED REALTY, INC.

                         	 STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                          March 31,
                                                      1999            1998

Operating Revenues                               $   48,515      $   40,468

Operating Expenses                                   17,099          15,343

                                                     31,416          25,125

Provision for Income Taxes                          (13,000)        (10,300)

Net Income                                       $   18,416       $  14,825



                    	See Notes to Financial Statements

                       	DIVERSIFIED REALTY, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                       1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                            $   39,087     $   31,711

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Principal of
 Notes Receivable                                       -             5,599

Net Cash Provided By
 Investing Activities                                   -             5,599

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                        (578)          -

Net Cash Advances
  From (To) Parent Company                               600       (249,400)

Net Cash Provided (Used) By
  Financing Activities                                    22       (249,400)

NET INCREASE (DECREASE) IN CASH                       39,109       (212,090)

CASH - BEGINNING OF PERIOD                         2,132,849      2,065,193

CASH - END OF PERIOD                              $2,171,958     $1,853,103

                     	See Notes to Financial Statements

                        DIVERSIFIED REALTY, INC.

                     	NOTES TO FINANCIAL STATEMENTS

                             	MARCH 31, 1999


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 1999 and the results of the Company's operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                        	DIVERSIFIED REALTY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                            	MARCH 31, 1999

A summary of the period to period changes in items included in the statements of income is shown below.





                                                     COMPARISON OF
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                     1999 and 1998

                                                       Increases
                                                      (Decreases)

Revenues                                           $  8,047    19.9%

Operating Expenses                                 $  1,756    11.4%

Net Income                                         $  3,591    24.2%


   Revenues increased $8,047 (19.9%) in the first quarter of 1999 as compared with the first quarter of 1998 due primarily to increases in rental revenues ($1,135, 6.0%), interest revenues ($1,980, 9.3%) and other income ($4,933, 619.2%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses increased $1,756 (11.4%) in the first quarter of 1999 as compared with the first quarter of 1998. The increase in operating expenses during the first quarter of 1999 as compared with the first quarter of 1998 was due primarily to increases in operating expenses. The provision for income tax expense increased $2,700, 26.2%, in the first quarter of 1999 as compared with the first quarter of 1998 due primarily to the increase in pretax income.

                        	DIVERSIFIED REALTY, INC.

                                	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1999


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





                          	 DIVERSIFIED REALTY, INC.
	                                Registrant



Date:  April 30, 1999                  s/P. Cunningham
                                         P. Cunningham
                                         Assistant
                                         Secretary-Treasurer


Date:  April 30, 1999                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant

</TEXT)