Form 10QSB
period 1999-06-30
DIVERSIFIED REALTY INC
filed 1999-08-11
CIK 29258

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549


                              	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1999


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

           Class                       Outstanding at June 30, 1999
$.10 Par Value Common Stock                     5,370,969 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	JUNE 30, 1999

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    June 30, 1999	                                                 2

  Statements of Income -
    Six Months and Three Months Ended June 30, 1999 and 1998       3

  Statements of Cash Flows -
    Six Months Ended June 30, 1999 and 1998                        4

  Notes to Financial Statements		                                  5


Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

  Other Information	  	                                            7

  Signatures	                                                      8

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 1999


     ASSETS

Current Assets

  Cash                                                        $  2,155,061

  Due From Parent Company                                           34,300

   Total Current Assets                                          2,189,361

Property, Plant and Equipment, Net                                 236,446

            TOTAL ASSETS                                      $  2,425,807



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     31,621

  Income Taxes Payable                                              12,918

             Total Current Liabilities                              44,539

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Accumulated Deficit                                              (84,431)
  Cost of Common Stock in Treasury                                  (1,209)

             Total Stockholders' Equity                          2,381,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,425,807


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months         For the Six Months
                                     Ended                        Ended
                                   June 30,                      June 30,
                                1999        1998             1999       1998

Operating Revenues           $ 42,440    $ 41,737         $ 90,955   $ 82,205

Operating Expenses             17,386      19,080           34,485     34,423

                               25,054      22,657           56,470     47,782

Income Tax Expense            (11,000)     (9,700)         (24,000)   (20,000)

    Net Income               $ 14,054    $ 12,957         $ 32,470   $ 27,782




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         1999           1998

    CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   54,811   $   35,838

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                          (721)         -

Cash Received on Principal of
 Notes Receivable                                           -         11,466

     Net Cash Provided (Used) By
       Investing Activities                                (721)      11,466

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                           (578)         -

Net Cash Advances
   From (To) Parent Company                             (31,300)    (242,800)


     Net Cash Provided (Used) By
       Financing Activities                             (31,878)    (242,800)

NET INCREASE (DECREASE) IN CASH                          22,212     (195,496)

CASH - BEGINNING OF PERIOD                            2,132,849    2,065,193

CASH - END OF PERIOD                                 $2,155,061   $1,869,697


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	JUNE 30, 1999


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1999 and the results of the Company's operations for the six months and three months ended June 30, 1999 and 1998 and cash flows for the six months ended
June 30, 1999 and 1998.

The results of operations for the six months and three months ended
June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 94% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 1999

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	SIX MONTHS
                               ENDED	                       ENDED
                             JUNE 30,	                     JUNE 30,
                          1999 AND 1998                 1999 AND 1998

Revenues			            $   703     1.7%            	 $ 8,750      10.6%

Expenses			             (1,694)   (8.8%)                  62        .2%

Net Income		             1,097     8.4%                4,688      16.9%



   Revenues increased $8,750 (10.6%) in the first six months of 1999 as compared with the first six months of 1998 due primarily to increases in rental revenues ($2,006, 5.4%), interest revenues ($1,865, 4.1%) and other income ($4,879, 331.5%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses increased $62 (.2%) in the first six months of 1999 as compared with the first six months of 1998. The provision for income tax expense increased $4,000, 20.0%, in the first six months of 1999 as compared with the first six months of 1998 due primarily to the increase in pretax income.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 1999



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  August 9, 1999                 s/P. Cunningham
                                        P. Cunningham
                                        Assistant
                                        Secretary-Treasurer



Date:  August 9, 1999                 s/Jerry K. Mohland
                                        Jerry K. Mohland
                                        Accountant