Form 10QSB
period 1999-09-30
DIVERSIFIED REALTY INC
filed 1999-11-05
CIK 29258

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999


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


          Class                           Outstanding at September 30, 1999
$.10 Par Value Common Stock                         5,370,969 Shares

Transitional  Small  Business Disclosure Format  (Check  One):   Yes    No  X

                            DIVERSIFIED REALTY, INC.


                                    INDEX

                              SEPTEMBER 30, 1999

                                                                Page Number
PART I

  Condensed Financial Statements:

     Balance Sheet
       September 30, 1999                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1999 and 1998                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998                  4

     Notes to Financial Statements                                    5

  Management's Discussion and Analysis
       of the Statements of Income                                    6


PART II

  Other Information                                                   7

  Signatures                                                          8

                           DIVERSIFIED REALTY, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1999

     ASSETS
Current Assets
  Cash                                                         $  2,178,314
  Due From Parent Company                                            34,427

   Total Current Assets                                           2,212,741

Property, Plant and Equipment, Net                                  232,963

            TOTAL ASSETS                                       $  2,445,704


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                        $     35,520
  Income Taxes Payable                                               11,568

             Total Current Liabilities                               47,088

Stockholders' Equity
  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares issued                                         537,500
  Additional Paid-In-Capital                                      1,929,408
  Accumulated Deficit                                               (67,083)
  Cost of Common Stock in Treasury                                   (1,209)

             Total Stockholders' Equity                           2,398,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,445,704



                      See Notes to Financial Statements


                          DIVERSIFIED REALTY, INC.
                           STATEMENTS OF INCOME




                                  For The Three             For The Nine
                                     Months                    Months
                                     Ended                     Ended
                                  September 30,             September 30,
                                 1999       1998           1999       1998

Operating Revenues           $ 44,100   $ 42,342         $135,055  $124,547

Operating Expenses             16,352     17,908           50,837    52,331

                               27,748     24,434           84,218    72,216

Provision for Income Taxes    (10,400)   (10,000)         (34,400)  (30,000)

    Net Income               $ 17,348   $ 14,434         $ 49,818  $ 42,216



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                          STATEMENTS OF CASH FLOWS




                                                           For The Nine
                                                           Months Ended
                                                           September 30,

                                                          1999          1998
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   78,191    $   57,637

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                          (721)         -

Cash Received on Redemption
   of Property and Equipment                                            5,210

Cash Received on Principal of
 Notes Receivable                                          -           11,466

Net Cash Provided (Used) By Investing Activities           (721)       16,676

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                           (578)         -

Net Cash Advances From (To) Parent Company              (31,427)     (242,200)


Net Cash (Used) By
   Financing Activities                                 (32,005)     (242,200)

NET INCREASE (DECREASE) IN CASH                          45,465      (167,887)

CASH - BEGINNING OF PERIOD                            2,132,849     2,065,193

CASH - END OF PERIOD                                 $2,178,314    $1,897,306



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1999



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1999 and the results of the Company's operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                         DIVERSIFIED REALTY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1999


      A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON   OF
                                 THREE MONTHS              NINE MONTHS
                                    ENDED                      ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 1999 AND 1998             1999 AND 1998

                                   INCREASES                (DECREASES)


Revenues                    $  1,758       4.2%        $ 10,508     8.4%

Expenses                      (1,556)     (8.7%)         (1,494)   (2.9%)

Net Income                     2,914      20.1%           7,602    18.0%



Revenues increased $10,508 (8.6%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to increases in rental revenues ($2,597, 4.7%), interest revenues ($3,060, 4.4%) and other income ($4,851, 257.3%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Operating expenses decreased $1,494, (2.9%) in the first nine months of 1999 as compared with the first nine months of 1998. The provision for income tax expense increased $4,400, 14.7%, in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to the increase in pretax income.

                         DIVERSIFIED REALTY, INC.

                                PART II

                           OTHER INFORMATION


                           SEPTEMBER 30, 1999



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


                         DIVERSIFIED REALTY, INC.
                               Registrant







Date:  October 29, 1999               s/S. C. Lee
                                        S. C. Lee, Assistant
                                        Secretary-Treasurer


Date:  October 29, 1999               s/Jerry K. Mohland
                                        Jerry K. Mohland,
                                        Accountant