Form 10QSB
period 2000-03-31
DIVERSIFIED REALTY INC
filed 2000-05-15
CIK 29258

U.S. Securities and Exchange Commission
                         	Washington, D.C.  20549

                               	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 2000


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

          Class                           Outstanding at March 31, 2000
$.10 Par Value Common Stock                      5,370,927 Shares


Transitional Small Business Disclosure Format (Check One): Yes   ;  No   X

                         	DIVERSIFIED REALTY, INC.

                                	INDEX

                            	MARCH 31, 2000




                                                            	Page Number
PART I

Condensed Financial Statements:

Balance Sheet -
  March 31, 2000	                                                  2

Statements of Income -
  Three Months Ended March 31, 2000 and 1999                       3

Statements of Cash Flows -
  Three Months Ended March 31, 2000 and 1999                       4

Notes to Financial Statements                                      5

Management's Discussion and Analysis of the
      Statements of Income                                         6


PART II

  Other Information	                                               7

  Signatures		                                                     8

                         	DIVERSIFIED REALTY, INC.

                              	BALANCE SHEET

                           	AS OF MARCH 31, 2000





     ASSETS
Current Assets
  Cash                                                            $ 2,207,467
  Due From Parent Company                                              82,667

     Total Current Assets                                           2,290,134


Property, Plant and Equipment, Net                                    224,063

            TOTAL ASSETS                                          $ 2,514,197


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                           $    32,168

  Income Taxes Payable                                                 14,668

    Total Current Liabilities                                          48,636


Stockholders' Equity
  Common Stock - $.10 Par Value,
   11,000,000 shares authorized,
   5,375,000 shares issued                                            537,500
  Additional Paid-In-Capital                                        1,929,408
  Retained Earnings                                                     1,670
  Cost of Common Stock in Treasury                                     (1,217)

   Total Stockholders' Equity                                       2,467,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,514,197



                      	See Notes to Financial Statements

                         	DIVERSIFIED REALTY, INC.

                         	 STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                          March 31,
                                                      2000            1999

Operating Revenues                               $   53,079      $   48,515

Operating Expenses                                   18,110          17,099

                                                     34,969          31,416

Provision for Income Taxes                          (14,500)        (13,000)

Net Income                                       $   20,469       $  18,416





                    	See Notes to Financial Statements

                       	DIVERSIFIED REALTY, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                       2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                            $   42,063     $   39,087



CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                          (7)          (578)

Net Cash Advances
  From (To) Parent Company                           (55,509)           600

Net Cash Provided (Used) By
  Financing Activities                               (55,516)            22

NET INCREASE (DECREASE) IN CASH                      (13,453)        39,109

CASH - BEGINNING OF PERIOD                         2,220,920      2,132,849

CASH - END OF PERIOD                              $2,207,467     $2,171,958


                     	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                             	MARCH 31, 2000


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2000 and the results of the Company's operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                        	DIVERSIFIED REALTY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                            	MARCH 31, 2000

A summary of the period to period changes in items included in the statements of income is shown below.





                                                     COMPARISON OF
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                     2000 and 1999

                                                       Increases
                                                      (Decreases)

Revenues                                           $  4,564     9.4%

Operating Expenses                                 $  1,011     5.9%

Net Income                                         $  2,053    11.1%




Revenues increased $4,564 (9.4%) in the first quarter of 2000 as compared with the first quarter of 1999 due primarily to an increase in interest revenues ($6,690; 28.7%) partially offset by a decrease in rental revenues ($2,174, 10.8%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company and an increase in interest rates earned by the company. Operating expenses increased $1,011 (5.9%) in the first quarter of 2000 as compared with the first quarter of 1999. The increase in operating expenses during the first quarter of 2000 as compared with the first quarter of 1999 was due primarily to increases in operating expenses. The provision for income tax expense increased
$1,500, 11.5%, in the first quarter of 2000 as compared with the first quarter of 1999 due primarily to the increase in pretax income.

                        	DIVERSIFIED REALTY, INC.

                                	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 2000


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





                          	 DIVERSIFIED REALTY, INC.
	                                Registrant



Date:  April 28, 2000                  s/D. Elwess
                                         D. Elwess
                                         Assistant
                                         Secretary-Treasurer


Date:  April 28, 2000                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant

</TEXT)