Form 10QSB
period 2000-06-30
DIVERSIFIED REALTY INC
filed 2000-08-11
CIK 29258

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549


                              	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 2000


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

           Class                       Outstanding at June 30, 2000
$.10 Par Value Common Stock                     5,370,926 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	JUNE 30, 2000

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    June 30, 2000                                                  2

  Statements of Income -
    Six Months and Three Months Ended June 30, 2000 and 1999       3

  Statements of Cash Flows -
    Six Months Ended June 30, 2000 and 1999                        4

  Notes to Financial Statements		                                  5


Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

  Other Information	  	                                            7

  Signatures	                                                      8

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 2000


     ASSETS

Current Assets

  Cash                                                        $  2,239,193

  Due From Parent Company                                           82,067

   Total Current Assets                                          2,321,260

Property, Plant and Equipment, Net                                 220,568

            TOTAL ASSETS                                      $  2,541,828



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     30,575

  Income Taxes Payable                                              27,168

             Total Current Liabilities                              57,743

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Retained Earnings                                                 18,394
  Cost of Common Stock in Treasury                                  (1,217)

             Total Stockholders' Equity                          2,484,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,541,828


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months         For the Six Months
                                     Ended                        Ended
                                   June 30,                      June 30,
                                2000        1999             2000       1999

Operating Revenues           $ 48,563    $ 42,440         $101,642   $ 90,955

Operating Expenses             19,339      17,386           37,449     34,485

                               29,224      25,054           64,193     56,470

Income Tax Expense            (12,500)    (11,000)         (27,000)   (24,000)

    Net Income               $ 16,724    $ 14,054         $ 37,193   $ 32,470




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         2000           1999

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   73,189   $   54,811

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                          -            (721)

     Net Cash Provided (Used) By
       Investing Activities                                -            (721)

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                             (7)        (578)

Net Cash Advances
   From (To) Parent Company                             (54,909)     (31,300)


     Net Cash (Used) By
       Financing Activities                             (54,916)     (31,878)

NET INCREASE IN CASH                                     18,273       22,212

CASH - BEGINNING OF PERIOD                            2,220,920    2,132,849

CASH - END OF PERIOD                                 $2,239,193   $2,155,061


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	JUNE 30, 2000


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2000 and the results of the Company's operations for the six months and three months ended June 30, 2000 and 1999 and cash flows for the six months ended
June 30, 2000 and 1999.

The results of operations for the six months and three months ended
June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 2000

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	SIX MONTHS
                               ENDED	                       ENDED
                             JUNE 30,	                     JUNE 30,
                          2000 AND 1999                 2000 AND 1999

Revenues			            $ 6,123     14.4%           	 $10,687      11.7%

Expenses			              1,853     11.2%               2,964       8.5%

Net Income		             2,670     19.0%               4,723      14.5%



   Revenues increased $10,687 (11.7%) in the first six months of 2000 as compared with the first six months of 1999 due primarily to an increase in interest revenues ($14,578, 31.1%) partially offset by a decrease in rental revenues ($3,971, 10.2%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company and an increase in interest rates. Rent revenues decreased due to the sale of rental property during the fourth quarter of 1999. Operating expenses increased $2,964 (8.5%) in the first six months of 2000 as compared with the first six months of 1999. The provision for income tax expense increased $3,000, 12.5%, in the first six months of 2000 as compared with the first six months of 1999 due primarily to the increase in pretax income.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 2000



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  August 11, 2000                s/L. Arneson
                                        L. Arneson,
                                        Secretary-Treasurer



Date:  August 11, 2000                s/Jerry K. Mohland
                                        Jerry K. Mohland
                                        Accountant