Form 10QSB
period 2000-09-30
DIVERSIFIED REALTY INC
filed 2000-11-14
CIK 29258

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000


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


          Class                           Outstanding at September 30, 2000
$.10 Par Value Common Stock                         5,370,926 Shares

Transitional  Small  Business Disclosure Format  (Check  One):   Yes    No  X

                            DIVERSIFIED REALTY, INC.


                                    INDEX

                              SEPTEMBER 30, 2000

                                                                Page Number
PART I

  Condensed Financial Statements:

     Balance Sheet
       September 30, 2000                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 2000 and 1999                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 2000 and 1999                  4

     Notes to Financial Statements                                    5

  Management's Discussion and Analysis
       of the Statements of Income                                    6


PART II

  Other Information                                                   7

  Signatures                                                          8

                           DIVERSIFIED REALTY, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 2000

     ASSETS
Current Assets
  Cash                                                         $  2,280,042
  Due From Parent Company                                            81,467

   Total Current Assets                                           2,361,509

Property, Plant and Equipment, Net                                  217,073

            TOTAL ASSETS                                       $  2,578,582


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                        $     34,175
  Income Taxes Payable                                               39,868

             Total Current Liabilities                               74,043

Stockholders' Equity
  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares issued                                         537,500
  Additional Paid-In-Capital                                      1,929,408
  Retained Earnings                                                  38,848
  Cost of Common Stock in Treasury                                   (1,217)

             Total Stockholders' Equity                           2,504,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,578,582



                      See Notes to Financial Statements


                          DIVERSIFIED REALTY, INC.
                           STATEMENTS OF INCOME




                                  For The Three             For The Nine
                                     Months                    Months
                                     Ended                     Ended
                                  September 30,             September 30,
                                 2000       1999           2000       1999

Operating Revenues           $ 52,773   $ 44,100         $154,415  $135,055

Operating Expenses             19,619     16,352           57,068    50,837

                               33,154     27,748           97,347    84,218

Provision for Income Taxes    (12,700)   (10,400)         (39,700)  (34,400)

    Net Income               $ 20,454   $ 17,348         $ 57,647  $ 49,818



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                          STATEMENTS OF CASH FLOWS




                                                             For The Nine
                                                             Months Ended
                                                             September 30,

                                                          2000          1999
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $  113,438    $   78,191

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                          -             (721)


Net Cash (Used) By Investing Activities                    -             (721)

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                             (7)         (578)

Net Cash Advances From (To) Parent Company              (54,309)      (31,427)


Net Cash (Used) By
   Financing Activities                                 (54,316)      (32,005)

NET INCREASE IN CASH                                     59,122        45,465

CASH - BEGINNING OF PERIOD                            2,220,920     2,132,849

CASH - END OF PERIOD                                 $2,280,042    $2,178,314



                      See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2000



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2000 and the results of the Company's operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                         DIVERSIFIED REALTY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE INCOME STATEMENT

                            SEPTEMBER 30, 2000


      A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON   OF
                                 THREE MONTHS              NINE MONTHS
                                    ENDED                      ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 2000 AND 1999             2000 AND 1999

                                   INCREASES                (DECREASES)


Revenues                    $  8,673      19.7%        $ 19,360    14.3%

Expenses                       3,267      20.0%           6,231    12.3%

Net Income                     3,106      17.9%           7,829    15.7%


Revenues increased $19,360 (14.3%) in the first nine months of 2000 as compared with the first nine months of 1999 due primarily to an increase in interest revenues ($23,489, 32.6%) partially offset by a decrease in rental revenues ($4,165, 7.2%). Interest revenues increased primarily due to an increase in interest-earning deposits maintained by the Company. Rent revenues decreased due to the sale of rental property during the fourth quarter of 1999. Operating expenses increased $6,231, (12.3%) in the first nine months of 2000 as compared with the first nine months of 1999. The provision for income tax expense increased $5,300, 15.4%, in the first nine months of 2000 as compared with the first nine months of 1999 due primarily to the increase in pretax income.

                         DIVERSIFIED REALTY, INC.

                                PART II

                           OTHER INFORMATION


                           SEPTEMBER 30, 2000



ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A meeting of shareholders was held on September 28, 2000 at which the Company's board of directors was elected.

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


                         DIVERSIFIED REALTY, INC.
                               Registrant







Date:  October 30, 2000               s/K. M. Cain
                                        K. M. Cain, Assistant
                                        Secretary-Treasurer


Date:  October 30, 2000               s/Jerry K. Mohland
                                        Jerry K. Mohland,
                                        Accountant