Form 10KSB
period 2000-12-31
DIVERSIFIED REALTY INC
filed 2001-04-16
CIK 29258

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year $204,942.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
As of February 28, 2001, 291,144 shares held by non-affiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or Pink Sheets, LLC. There exists no public market for registrant's common stock.

	             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,370,886 shares $.10 par value common stock are outstanding as of February 28, 2001.

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

         DOCUMENTS          			       FORM 10-KSB REFERENCE

Annual Report to Shareholders for	  		Part I,   Items 1 and 2
the year ended December 31, 2000.	  		Part II,  Items 5, 6 and 7
                                   			Part III, Item 12
  	                                 		Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                            	DIVERSIFIED REALTY, INC.

                                    	PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc. are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                         	DIVERSIFIED  REALTY, INC.

                                	PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 13, Pages 1 and 2 and Pages 3 to 12, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000, which report is incorporated herein by reference.

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
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2001 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR		      POSITION


S. M. McCann       37,    1990              Director

M. A. Arneson	    	45,    1997             	Director

R. Bruce Robson    59,                      President


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

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its President and Chief Executive Officer for 2000, 1999 and 1998. No officer or director of the Company received cash compensation exceeding $250 during 2000, 1999 or 1998.


                          Summary Compensation Table

Name of individual                 Calendar             Total Cash
and Position                         Year              Compensation

R. Bruce Robson                      2000                  $  -
President                            1999                  $  -
                                     1998                  $  -


The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the years ended December 31, 2000, 1999 and 1998. The Company has not adopted a formal plan for the compensation of directors. During 2000 the Company did not pay directors fees to any director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2001.


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

The following table sets forth as of February 28, 2001, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                               Amount and Nature
     Name of                     of Beneficial
Beneficial Owner                   Ownership                 Percent

M. A. Arneson                          - (1)                    -

S. M. McCann                           - (1)                    -

R. Bruce Robson                        -                        -

All Directors and Officers
 as a Group                            - (1)                    -

(1)	See Note (1) Item 11(a) on preceding page.


(c)	Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 4 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 2000, which note is incorporated herein by reference. M Corp owns approximately 94.5% of the Company's outstanding common stock.

                                	III-3

                       	DIVERSIFIED REALTY, INC.

                               	PART IV


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 13 - Diversified Realty, Inc., Annual Report to Shareholders for the year ended December 31, 2000, incorporated by reference in this Annual Report on Form 10-KSB.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2000.

                            DIVERSIFIED REALTY, INC.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          DIVERSIFIED REALTY, INC.




Date:  February 28, 2001                 	By:s/R. Bruce Robson
	                                              R. Bruce Robson,
                                               President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2001.



Director					                                s/M. A. Arneson
                                               M. A. Arneson


Director					                                s/S. M. McCann
                                               S. M. McCann


Principal Accountant	                        s/Jerry K. Mohland
                                               Jerry K. Mohland