Form 10QSB
period 2001-03-31
DIVERSIFIED REALTY INC
filed 2001-06-22
CIK 29258

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended March 31, 2001 for Diversified Realty, Inc.

Diversified Realty, Inc.

	S/Lori Olson,
	 Lori Olson
Accountant

Please be advised:

The company's controller left on March 31, 2001 and the accountant on May 30, 2001. I started as an accountant with the company in May 2001.
 I have reviewed the working papers and other accounting records for the quarter ended March 31, 2001 and have reconciled cash accounts. To the best of my knowledge and belief the Form 10-QSB for the quarter ended March 31, 2001, reflects the financial condition of the company.



U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended         March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                   to


     Commission file number          0-2864


                      DIVERSIFIED REALTY, INC.
(Exact name of small business issuer as specified in its charter)

          Montana                                81-0268110

(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

128 Second Street South, Great Falls, Montana   59405
	(Address of principal executive offices)

(406)727-2600
(Issuer's telephone number)

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

         Class                               Outstanding at March 31,
2001
$.10 Par Value Common Stock                         5,370,542.8 Shares

Transitional Small Business Disclosure Format (Check One): Yes    ;  No
  X



DIVERSIFIED REALTY, INC.

INDEX

MARCH 31, 2001



	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 2001                                                2

Statements of Income -
  Three Months Ended March 31, 2001 and 2000                    3


Statements of Cash Flows -
  Three Months Ended March 31, 2001 and 2000                    4


Notes to Financial Statements                                   5


  Management's Discussion and Analysis of the
      Statements of Income                                           6



PART II

  Other Information                                                  7


  Signatures                                                         8


1

DIVERSIFIED REALTY, INC.



BALANCE SHEET



AS OF MARCH 31, 2001









ASSETS





Current Assets





   Cash
$
2,290,788



   Due From Parent Company

86,267



       Total Current Assets

2,377,055









Property, Plant and Equipment, Net

210,111



       Total Assets
$
2,587,166












LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities





  Accounts Payable and Accrued Liabilities
$
32,013



  Income Taxes Payable

9,668



       Total Current Liabilities

42,681






Stockholders' Equity





  Common Stock, $.10 Par Value,


    11,000,000 shares authorized,


    5,375,000 shares issued

537,500



  Additional Paid-In-Capital

1,929,408



  Retained Earnings

79,980



  Cost of Common Stock in Treasury

(1,403)



     Total Stockholders' Equity

2,544,485



Total Liabilities and Stockholders' Equity
$
2,587,166









See Notes to Financial Statements.



2

DIVERSIFIED REALTY, INC.





STATEMENTS OF INCOME



























For The Three Months


Ended


March 31,


2001

2000










Operating Revenues
$
48,904
$
53,079















Operating Expenses

18,122

18,110







30,782

34,969





Income Tax Expense

(12,700)

(14,500)















Net Income
$
18,082
$
20,469






See Notes to Financial Statements.





3

DIVERSIFIED REALTY, INC.





STATEMENTS OF CASH FLOWS



























For The Three Months


Ended


March 31,


2001

2000





CASH FLOWS FROM OPERATING ACTIVITIES









Net Cash Provided By




   Operating Activities
$
37,499
$
42,063










CASH FLOWS FROM FINANCING ACTIVITIES









   Cash Purchases of Treasury Stock

(172)

(7)





   Net Cash Advances




      From (To) Parent Company

(8,399)

(55,509)










Net Cash Provided (Used) By




   Financing Activities

(8,571)

(55,516)





     NET INCREASE (DECREASE) IN CASH

28,928

(13,453)





     CASH - BEGINNING OF PERIOD

2,261,860

2,220,920





     CASH - END OF PERIOD
$
2,290,788
$
2,207,467

See Notes to Financial Statements.





4

DIVERSIFIED REALTY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2001 and the results of the Company's operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.


5
	DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

MARCH 31, 2001

A summary of the period to period changes in items included in the statements of income is shown below.





   COMPARISON OF
Three Months
Ended
March 31,
    2001 and 2000



Increases
(Decreases)


Revenues

  $ (4,174)


    (7.9)%


Operating Expenses

$  (   12)


    (.07)%


Net Income

$ ( 2,386)


   (11.7)%






Revenues decreased $4,174 (7.9%) in the first quarter of 2001 as compared with the first quarter of 2000 due primarily to an decrease in interest revenues ($3,409; 11.4%) and a decrease in other income $10.22; 20.2%). Interest revenues decreased primarily due to a decrease in interest rates earned by the company. Operating expenses decreased $12 (.07%) in the first quarter of 2001 as compared with the first quarter of 2000. The decrease in operating expenses during the first quarter of 2001 as compared with the first quarter of 2000 was due primarily to decreases in operating expenses. The provision for income tax expense decreased $1,800 (12.4%) in the first quarter of 2001 as compared with the first quarter of 2000 due primarily to the decrease in pretax income.






6
DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION

MARCH 31, 2001



ITEM 1     LEGAL PROCEEDINGS

      None

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5     OTHER INFORMATION

      None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

      None







7






	SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





	 DIVERSIFIED REALTY, INC.
	Registrant









Date: May 29, 2001                      s/A. Dompier

                                         A. Dompier,
                                         Assistant
                                    Secretary-Treasurer




Date: May 29, 2001                      s/L. Olson
	                                    L. Olson
	                                    Accountant
8