Form 10QSB
period 2001-06-30
DIVERSIFIED REALTY INC
filed 2001-08-16
CIK 29258

August 15, 2001

Gentlemen -

	We are transmitting herewith Form 10 - QSB for the quarter ended June 30, 2001 for Diversified Realty, Inc.
				            Diversified Realty, Inc.
						S/Lori Olson
Lori Olson,
						Accountant


U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION
 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
       For the quarterly period ended  June 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
 OF THE EXCHANGE ACT
       For the transition period from  to________.

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

                   Class                     Outstanding at June 30, 2001
$.10 Par Value Common Stock                              5,370,518 Shares

Transitional Small Business Disclosure Format (Check One): Yes   ; No  X .



DIVERSIFIED REALTY, INC.


INDEX

JUNE 30, 2001

Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  June 30, 2001	         2

Statements of Income -
  Six Months and Three Months
 Ended June 30, 2001 and 2000	  3

Statements of Cash Flows -
  Six Months Ended June 30,
2001 and 2000	               4

Notes to Financial Statements 5

  Management's Discussion
 and Analysis
  of the Statements of Income  6


PART II

  Other Information	7

  Signatures	8














1
DIVERSIFIED REALTY, INC.



BALANCE SHEET



AS OF JUNE 30, 2001









ASSETS





Current Assets





   Cash
$
2,302,168



   Due From Parent Company

85,668



       Total Current Assets

2,387,836









Property, Plant and Equipment, Net

206,643



       Total Assets
$
2,594,479












LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities





  Accounts Payable and Accrued Liabilities
$
31,525



  Income Taxes Payable

7,268



       Total Current Liabilities

38,793






Stockholders' Equity





  Common Stock, $.10 Par Value,


    11,000,000 shares authorized,


    5,375,000 shares issued

537,500



  Additional Paid-In-Capital

1,929,408



  Retained Earnings

90,204



  Cost of Common Stock in Treasury

(1,426)



     Total Stockholders' Equity

2,555,686



Total Liabilities and Stockholders' Equity
$
2,594,479









See Notes to Financial Statements.



2






                                   DIVERSIFIED REALTY, INC.













                                  STATEMENTS OF INCOME



















































For The Three Months

For The Six Months


Ended

Ended


June 30,

June 30,


2001

2000

2001

2000


















Operating Revenues
$
33,764
$
48,563

82,669
$
101,642



























Operating Expenses

14,941

19,339

33,063

37,449











18,823

29,224

49,606

64,193









Income Tax Expense

(7,600)

(12,500)

(20,300)

(27,000)



























Net Income
$
11,223
$
16,724

29,306
$
37,193
See Notes to Financial Statements.

















3















DIVERSIFIED REALTY, INC.





STATEMENTS OF CASH FLOWS



























For The Six Months


Ended


June 30,


2001

2000





CASH FLOWS FROM OPERATING ACTIVITIES









  Net Cash From Operations
$
59,303
$
73,189





  Income Taxes Paid in Cash

(10,000)

-





Net Cash Provided By




   Operating Activities

49,303

73,189





CASH FLOWS FROM FINANCING ACTIVITIES









   Cash Purchases of Treasury Stock

(195)

(7)





   Net Cash Advances




      From (To) Parent Company

(8,800)

(54,909)










Net Cash Provided (Used) By




   Financing Activities

(8,995)

(54,916)





     NET INCREASE (DECREASE) IN CASH

40,308

18,273





     CASH - BEGINNING OF PERIOD

2,261,860

2,220,920





     CASH - END OF PERIOD
$
2,302,168
$
2,239,193




























































       See Notes to Financial Statements.





4

DIVERSIFIED REALTY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals)
have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2001 and the results of the Company's operations for the six months and three months ended June 30, 2001 and 2000
and cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the six months and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.



























5



DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF THE INCOME STATEMENT

June 30, 2001

A summary of the period-to-period changes in items included in the statements of income is shown below.

                              COMPARISON OF
                    THREE MONTHS	SIX MONTHS
                            ENDED	      ENDED
                          JUNE 30,	      JUNE 30,
                     2001 AND 2000        2001 AND 2000


Revenues	 $  (14,799)  (30.5%)     $  (18,973)     (18.7%)


Expenses	   (4,399)  (22.8%)          (4,387)      (11.7%)


Net Income	   (5,500)  (32.9%)          (7,886)      (21.2%)


	Revenues decreased $18,973 (18.7%) in the first six months of 2001 as compared with the first six months of 2000 due primarily to a decrease in interest revenues of $17,179 (28%). Interest revenues decreased primarily due to a decrease in interest rates earned by the company.  Operating expenses decreased $4,387
(22.8%) in the first six months of 2001 as compared with the first six months of 2000. The provision for income tax expense decreased $6,700 (39.2%) in the first six months of 2001 as compared with the first six months of 2000 due primarily to the decrease in pretax income.












6



DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION


JUNE 30, 2001



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





DIVERSIFIED REALTY, INC.
Registrant









Date:  August 13, 2001	 s/A. Dompier
                           A. Dompier,
                 Assistant Secretary-Treasurer





Date:  August 13, 2001
	s/Lori Olson
          Lori Olson,
          Accountant









8