Form 10QSB
period 2001-09-30
DIVERSIFIED REALTY INC
filed 2001-11-14
CIK 29258

Gentlemen-
We are transmitting herewith
Form 10-QSB for the quarter ended
September 30, 2001 for
Diversified Realty, Inc.

Diversified Realty, Inc.
S/Lori Olson
  Lori Olson
  Accountant

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF
1934
         For the quarterly period ended
 September 30, 2001

[   ]   TRANSITION REPORT UNDER SECTION
 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from
                  to_________

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

Class Outstanding at
September 30, 2001
$.10 Par Value
Common Stock 5,369,940 Shares

Transitional Small Business Disclosure Format
(Check One):  Yes   No X



DIVERSIFIED REALTY, INC.

INDEX SEPTEMBER 30, 2001
Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  September 30, 2001	2

Statements of Income -
  Three Months and Nine
Months Ended
  September 30, 2001 and 2000 3

Statements of Cash Flows -
  Nine Months Ended September
30, 2001 and 2000  4

Notes to Financial Statements 5

  Management's Discussion
and Analysis of the
 Statements of Income	6


PART II

  Other Information  7

  Signatures	8


1

DIVERSIFIED REALTY, INC.



BALANCE SHEET



AS OF SEPTEMBER 30, 2001






ASSETS


Current Assets
   Cash
$1,664,560
Marketable Securities
640,000
Deferred Tax Asset
3,300
Due From Parent Company
85,068
Total Current Assets
2,392,928

Property, Plant and Equipment, Net
203,176
Total Assets
$2,596,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities
$35,025
  Income Taxes Payable
6,968
Total Current Liabilities
41,993

Stockholders' Equity
  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares issued
537,500
  Additional Paid-In-Capital
1,929,408
  Retained Earnings
93,609
  Accumulated Other Comprehensive Income
(4,702)
  Cost of Common Stock in Treasury (5060 shares)
(1,704)
Total Stockholders' Equity
2,554,111

Total Liabilities and Stockholders' Equity
$2,596,104


See Notes to Financial Statements.



2


DIVERSIFIED REALTY, INC.

STATEMENTS OF INCOME


For The Three Months

For The Nine Months


Ended

Ended


September 30,

September 30,


2001

2000

2001

2000


Operating Revenues
$
18,490
$
52,773
$
101,158
$
154,415


Operating Expenses

15,385

19,619

48,447

57,068

3,105

33,154

52,711

97,347


Income Tax Expense

300

(12,700)

(20,000)

(39,700)


Net Income
$3,405
$20,454
$32,711
$57,647
Other Comprehensive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes
(4,702)

-

-

-

Comprehensive Income (Loss)
$(1,297)
$20,454
$32,711
$57,647

See Notes to Financial Statements.

3


DIVERSIFIED REALTY, INC.

STATEMENTS OF CASH FLOWS


For The Nine Months
Ended

September 30,

2001

2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Cash From Operations
69,375

113,438
  Income Taxes Paid in Cash
(10,000)

Net Cash Provided By
   Operating Activities
$59,375
$113,438

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash Used For Purchases of Marketable
   Securities Available For Sale
(648,002)

-

Net Cash Provided (Used) By
   Investing Activities

(648,002)

-

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash Purchases of Treasury Stock

(473)

(7)

   Net Cash Advances
      From (To) Parent Company

(8,200)

(54,309)

Net Cash (Used) By

   Financing Activities

(8,673)

(54,316)

     NET INCREASE IN CASH

(597,300)

59,122

CASH - BEGINNING OF PERIOD

2,261,860

2,220,920
CASH - END OF PERIOD
$1,664,560
$2,280,042

See Notes to Financial Statements.

4

DIVERSIFIED REALTY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30,
2001 and the results of the Company's operations for the three months and nine months ended
September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three months and nine months ended September 30, 2001 and
 2000 are
not necessarily indicative of the results to be expected for the full year.

Parent -M Corp, Great Falls, Montana owns
approximately 95% of the outstanding shares
 of the Company.
5

DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE INCOME STATEMENT

SEPTEMBER 30, 2001


A summary of the period to period changes in items included in the statements of income is shown below.


  COMPARISON           OF



THREE MONTHS
                        ENDED
SEPTEMBER 30,
                        2001 AND 2000

NINE MONTHS
                          ENDED
SEPTEMBER 30,
                          2001 AND 2000

INCREASES            (DECREASES)


Revenues $ (34,283)(65.0%)$ (53,257)(34.5%)

Expenses  (4,234)(21.6%)    (8,621) (15.1%)

Net Income(17,049)(83.4%)(24,936)(43.3%)

Revenues decrease $53,257 (34.5%) in the first nine months of 2001 as compared with the first nine months of 2000 due primarily to the decrease in interest and dividend revenues of $49,740 (52.0%).  Interest
and dividend revenues decreased primarily due to a decrease in interest rates earned by the company. Operating expenses decreased
$8,621 (15.1%) in the first nine months of 2001 as compared with the first nine months of 2000. This is due primarily to the decrease in salaries of $3,208 (79.1%). The provision for income tax expense decreased $13,000
 (102.4%) in the first nine months of 2001 as compared with the first nine months of 2000 due primarily to the decrease in pretax income.




6




DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION


SEPTEMBER 30, 2001



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



DIVERSIFIED REALTY, INC.
Registrant


Date: October 22, 2001
    s/T. Lown
      T.Lown, Assistant
      Secretary-Treasurer

Date: October 22, 2001
    s/Lori Olson
      Lori Olson,
      Accountant



8