Form 10KSB
period 2001-12-31
DIVERSIFIED REALTY INC
filed 2002-05-01
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.    20549



Gentlemen,


     We are transmitting herewith Form 10-KSB for the year ended Decemder 31, 2001 for Diversified Realty, Inc.



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

     For the fiscal year ended December 31, 2001

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to

     Commission file number 0-2864

                     DIVERSIFIED REALTY, INC.
            (Name of small business issuer in its charter)

          Montana
(State or other jurisdiction                       81-0268110
of incorporation or organization)    (I.R.S. Employer Identification Number)

            128 Second Street South, Great Falls, Montana       59401
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

State issuer's revenues for its most recent fiscal year $136,213.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
As of February 28, 2002, 289,974 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or the National Quotation Bureau, Inc. There exists no public market for registrant's common stock.

	             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,370,947 shares $.10 par value common stock are outstanding as of February 29, 2002.

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

         DOCUMENTS          			       FORM 10-KSB REFERENCE

Annual Report to Shareholders for	  		Part I,   Items 1 and 2
the year ended December 31, 2001.	  		Part II,  Items 5, 6 and 7
                                   			Part III, Item 12
  	                                 		Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                            	DIVERSIFIED REALTY, INC.

                                    	PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc. are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                         	DIVERSIFIED  REALTY, INC.

                                	PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 14, Pages 1 and 2 and Pages 3 to 13, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001, which report is incorporated herein by reference.

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

NAME, AGE, AND YEAR ELECTED DIRECTOR		      POSITION


S. M. McCann       38,    1990              Director

John Ross          48,    2001              Director

M. A. Arneson	   46,    1997              Director

R. Bruce Robson    60,                      President


S. M. McCann is the president and a director of UAC, Inc., an affiliate of the Company, and the president and a director of M Corp. M. A. Arneson is a director of TSI, Inc. and UAC, Inc.

Family Relationships

S. M. McCann and M. A. Arneson are children of Anne Marie and Paul J. McCann .. Members of the Anne Marie and Paul J. McCann family control a majority of the common stock of M Corp. Anne Marie McCann and Paul J. McCann each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Anne Marie and Paul J. McCann do not personally own any stock of the Company.

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

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its President and Chief Executive Officer for 2001, 2000 and 1999. No officer or director of the Company received cash compensation exceeding $250 during 2000 or 1999.


                          Summary Compensation Table

Name of individual                 Calendar             Total Cash
and Position                         Year              Compensation

R. Bruce Robson                      2001                  $ 1,000
President                            2000                  $  -
                                     1999                     -

Paul J. McCann                       2001	           $44,000
				     2000                  $  -
				     1999		   $  -

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the years ended December 31, 2001, 2000 and 1999. The Company has not adopted a formal plan for the compensation of directors. During 2001 the Company paid $2,000 to the directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2002.


Title of Class                         $.10 Par Value
                                       Common Stock

Name and Address                       M Corp
of Beneficial Owner                    110 Second Street South
                                       Great Falls, Montana

Amount and Nature                      5,076,708 (1)
of Beneficial                          Direct
Ownership


Percent                                94.5%
of Class


(1) S. M. McCann, M. A. Arneson and other members of the Anne
Marie and Paul J. McCann family own directly or indirectly a majority of the outstanding stock of M Corp, which company owns 5,076,708 shares (94.5%) of the outstanding common stock of the Company. Members of the Anne Marie and Paul J. McCann family own directly 3,033 shares (.06%) of the Company's stock. Anne Marie and Paul J. McCann, parents of S. M. McCann and M. A. Arneson each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Neither Anne Marie nor Paul
J. McCann personally own any shares of stock in the Company.


                                  	III-2

                          	DIVERSIFIED REALTY, INC.




ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -
Continued

(b)	Security Ownership of Management

The following table sets forth as of February 28, 2000, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

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

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 4 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 2001, which note is incorporated herein by reference. M Corp owns approximately 94.5% of the Company's outstanding common stock.

                                	III-3

                       	DIVERSIFIED REALTY, INC.

                               	PART IV


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 13 - Diversified Realty, Inc., Annual Report to Shareholders for the year ended December 31, 2001, incorporated by reference in this Annual Report on Form 10-KSB.

No. 27 - Financial Data Schedule

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

                            DIVERSIFIED REALTY, INC.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                         DIVERSIFIED REALTY, INC.




Date:  April 29, 2002                 	By:s/R. Bruce Robson
	                                              R. Bruce Robson, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2002.



Director				     s/M. A. Arneson
                                               M. A. Arneson


Director				     s/S. M. McCann
                                               S. M. McCann


Principal Accountant	                     s/Lori Olson
                                               Lori Olson

                            DIVERSIFIED REALTY, INC.


                               	ANNUAL REPORT


                                     2001

                           	DIVERSIFIED REALTY, INC.

                                 ANNUAL REPORT





DESCRIPTION AND LINES OF BUSINESS


Diversified Realty, Inc. (herein referred to as "DRI" or the "Company") is a majority-owned subsidiary of M Corp, a financial holding company. As of December 31, 2001, M Corp owned approximately ninety-four percent of the outstanding common stock of the Company.

The Company is primarily engaged in the ownership and rental of real property.

Information as of December 31, 2001, concerning the gross carrying amount of real property, accumulated depreciation and encumbrances on a property by property basis is presented in Note 7, Investments in Real Estate, of the Notes to Financial Statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Income decreased $85,827, 107.7%, in 2001 as compared with 2000.
The decrease in net income in 2001 as compared with 2000 was due primarily to a decrease in investment income and an increase in operating costs.

                        	DIVERSIFIED REALTY, INC.

                            	ANNUAL REPORT




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


Rent income decreased $2,313, 3.7%, in 2001 as compared with 2000 primarily because of a increase in vacancies. Dividend and interest income decreased $57,191, 44.3%, in 2001 as compared with 2000. The decrease in dividend and interest income in 2001 as compared with 2000 was due to a decrease in interest-bearing depostis and a in rates earned by the Company.

Total operating expenses increased $65,848, 86.1%, in 2001 as compared with 2000. Salaries and payroll costs increased $43,594, 861.9%, in 2001 as compared with 2000 due to an increase in the number of employees. Property taxes and licenses increased $2,374, 15.3%, in 2001 as compared with 2000 due to an increase in property tax assessments.
Other expenses increased $19,836, 47.3%, in 2001 as compared with 2000 primarily due to increase in operating costs.

Income tax expense decreased $53,350, 109.3%, in 2001 as compared with 2000 due to the decrease in pre-tax income. The Company files a consolidated federal income tax return with the Company's parent company and other affiliates.

Transactions with the Company's parent company and its affiliates during 2001 and 2000 are disclosed in Note 4, Related Party Transactions, of the Notes to Financial Statements.

The Company is considering acquisitions which would deplete the Company's available cash and thus affect the liquidity of the Company.

                         	DIVERSIFIED REALTY, INC.

                            	FINANCIAL REPORT

                            	DECEMBER 31, 2001





                                	CONTENTS




                                                               	PAGE

AUDITOR'S REPORT                                                 4


FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2001 and 2000                   5

Statements of Income for the Years Ended
 December 31, 2001 and 2000                                       6

Statements of Stockholders' Equity for the
 Years Ended December 31, 2001 and 2000                           7

Statements of Cash Flows for the Years
 Ended December 31, 2001 and 2000                                 8

Notes to Financial Statements	                                  9-13


OTHER INFORMATION	                                         14

                  	Report of Independent Auditors



To The Board of Directors
Diversified Realty, Inc.
Great Falls, MT  59401


We have audited the accompanying balance sheets of Diversified Realty, Inc., as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Realty, Inc., as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




DWYER & KEITH, CPA's, P.C.


April 23,2002
Great Falls, Montana

                         DIVERSIFIED REALTY, INC.

                            	BALANCE SHEETS

                        DECEMBER 31, 2001 and 2000



                                                     2001            2000

ASSETS
Current Assets
  Cash (Note 2)                                  $ 2,225,554     $ 2,261,860
  Income Tax Prepayments                              12,982           3,032
  Deferred Tax Asset (Note 1 & 3)                      4,600             -
  Due From Parent Company                            117,467          76,868

          Total Current Assets                     2,360,603       2,341,760

Investments in Property, Plant and
 Equipment, at Cost (Notes 1 & 7)
  Land                                                12,761          12,761
  Buildings                                          340,815         340,815
  Furniture, Fixtures and Equipment                   65,394          62,291
                                                     418,970         415,867
     Less Accumulated Depreciation                  (216,314)       (202,290)
     Net Property, Plant and Equipment               202,656         213,577

          Total Assets                           $ 2,563,259     $ 2,555,337


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities-
  Accrued Expenses                               $    38,790     $    28,763
  Income Taxes                                           -              -

           Total Current Liabilities                  38,790          28,763


Stockholders' Equity
  Common Stock - $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares issued                          537,500         537,500

  Capital Surplus                                  1,929,408       1,929,408

  Retained Earnings (Accumulated Deficit)             59,366          60,897

  Cost of Common Stock in Treasury
   (5,263 shares in 2001
    and 4,114 shares in 2000)                         (1,805)         (1,231)

    Total Stockholder's Equity                     2,524,469       2,526,574

Total Liabilities and
  Stockholders' Equity                           $ 2,563,259     $ 2,555,337

                     	See Notes to Financial Statements.

                          DIVERSIFIED REALTY, INC.

                           	STATEMENTS OF INCOME

               	FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000



                                                      2001            2000
Income
  Rent                                           $    68,438     $    70,751
  Dividends & Interest                                71,848         129,039
  Gain on Sale of Available
	for Sale Securities (Note 6)                  (4,103)           -
  Other                                                   30           5,512

                                                     136,213         204,942

Expenses
  Salaries and Payroll Costs                          48,652           5,058
  Property Taxes and Licenses                         17,840          15,466
  Depreciation                                        14,024          13,980
  Other Expenses                                      61,778          41,942

                                                     142,294          76,446

Income Before Income Taxes                            (6,081)        128,496

Income Taxes (Notes 1 and 3)                           4,550         (48,800)

     NET INCOME                                  $    (1,531)     $   79,696


                      	See Notes to Financial Statements.

                          DIVERSIFIED REALTY, INC.

                     STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                                Common    Capital      Retained       Treasury
                                Stock     Surplus      Earnings        Stock       Total

Balances, January 1, 2000     $537,500   $1,929,408    $ (18,799)    $ (1,210)    $2,446,899

Net Income                                                79,696                      79,696

Purchase Treasury Stock                                                   (21)           (21)

Balances, December 31, 2000    537,500    1,929,408       60,897       (1,231)     2,526,574

Net Income                                                (1,531)                     (1,531)

Purchase Treasury Stock                                                  (574)          (574)

Balances, December 31, 2001   $537,500   $1,929,408    $  59,366     $ (1,805)    $2,524,469





                        See Notes to Financial Statements.

                        	DIVERSIFIED REALTY, INC.

                        	STATEMENTS OF CASH FLOWS

             	FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                      	INCREASE (DECREASE) IN CASH



                                                      2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers                     $   69,068     $   76,003
 Cash Paid to Suppliers and Employees               (118,842)       (62,371)
 Dividends & Interest Received in Cash                71,848        129,039
 Income Taxes Paid in Cash                           (10,000)       (52,000)

Net Cash Provided By
 Operating Activities                                 12,074         90,671

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Purchase of Investments                       (748,403)          -
 Cash Proceeds From Sales and  Redemptions
   of Investments                                    744,300           -
 Cash Purchase of Equipment                           (3,103)          -

Net Cash Provided By
 Investing Activities                                 (7,206)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Purchases of Treasury Stock                   (574)           (21)
 Net Cash Advances From (To) Parent Company          (40,600)       (49,710)

Net Cash (Used) By
  Financing Activities                               (41,174)       (49,731)

     NET INCREASE IN CASH                            (36,306)        40,940

     CASH - BEGINNING OF YEAR                      2,261,860      2,220,920

     CASH - END OF YEAR                           $2,225,554     $2,261,860



                 	RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
	                            BY OPERATING ACTIVITIES



Net Income (Loss)                                 $   (1,531)     $  79,696

Adjustments to Reconcile Net Income to Net
 Cash Provided By Operating Activities

    Depreciation                                      14,024         13,980

    Loss on Sale of Investment                         4,103            -

    Changes in Operating Assets and Liabilities

    Decrease in Income Tax Prepayments                (9,950)        (3,032)

    Increase in Deferred Tax Asset		       4,600            -

    Increase in Current Liabilities                   10,028             27

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                       $   12,074     $   90,671


                   	    See Notes to Financial Statements.

                         	DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations, Risks and Uncertainties

The Company is engaged in the ownership and rental of properties located almost exclusively within Yellowstone County, Montana. The Company's rental operations are dependent in large part upon the economy and rental conditions within Yellowstone County, Montana. The Company leases its properties to lessees under non-cancelable operating leases with terms of less than one year.

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

(b)	Depreciation

Depreciation for the various classifications of rental property, plant and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Buildings					15 - 27 Years
Furniture, Fixtures and Equipment	         3 - 10 Years

(c)	Income Taxes

The Company files a consolidated income tax return with its parent company. Income taxes are allocated to the Company based upon the ratio of the Company's pre-tax income to total consolidated pre-tax income. The Company follows the practice of recording deferred income taxes resulting from timing differences between financial reporting and income tax reporting.

(d)	Policy of Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

(e) Comprehensive Income

There were no items of other comprehensive income in 2001 or 2000, and net income is therefore equal to comprehensive income for each of those years.

                           DIVERSIFIED REALTY, INC.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

(f) Retirement Plans

The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $0 for 2001 and 2000.

(g) Reclassifications

Certain reclassifications have been made to the prior year amounts to make
them comparable to the 2001 presentation. These changes had no	impact on
previously reported results of operations or shareholders'equity.


2.CASH BALANCES

The Company maintains cash accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, cash balances totaling $2,020,189 were uninsured by either the SIPC or the FDIC.

3.	INCOME TAXES

Income tax expense consists of the following, all currently payable:

                                                     2001           2000

U.S. Income Taxes                                $  (4,600)      $  42,000

State Income Taxes                                      50           6,800

                                                 $  (4,550)      $  48,800

                          DIVERSIFIED REALTY, INC.

3.INCOME TAXES - (continued)

The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for these differences are as follows:

 						    2001           2000

Computed "Expected" Tax Expense (Benefit)        $  (4,600)      $  43,700
State Income Taxes                                      50           3,400
Other                                                   -            1,700
                                                 $  (4,550)      $  48,800

4.	RELATED PARTY TRANSACTIONS

During 2001 and 2000 the Company received managerial assistance from M Corp, its parent company, at no cost to the Company. The Company owns ten of the thirty-four developed condominium units of the Cedar Grove Condominiums located in Billings, Montana. The Company paid assessments to the Cedar Grove Condominium Association, Inc. during 2001 and 2000 in the amounts of $12,540 and $12,540, respectively. The Company has accrued a payable to the Cedar Grove Condominium Association, Inc. at December 31, 2001 in the amount of $20,100. S.M. McCann received $24,000 for legal services. In addition to the foregoing, the Company had transactions with its parent company or subsidiaries of its parent company, as follows:

                                                         2001        2000

Net Cash Transfers To Parent                       $    33,000   $  94,110
Was Charged For Insurance                               (2,400)     (2,400)
Income Tax Allocation					    -	   (42,000)
Income Tax Estimate Paid on
  Behalf of Company					10,000          -

			DIVERSIFIED REALTY, INC.

5. COMMITMENTS AND CONTINGENCIES

The board of directos has approved the COmpany's participation in an attempt to purchase a savings andloan institution. The Company will participate in the purchase with its parent, M Corp. Should the purchase take place, the liquidity of the Company will be significantly affected.

6. INVESTMENTS AND MARKETABLE SECURITIES

During 2001, the Company bought and sold municipal bonds. As of December 31, 2001 the Company did not have any investments in securities. The gross proceeds from the sale of securities for the year ended December 31, 2001 were $744,300. Specific identification was used to determine the cost of investments.

                       DIVERSIFIED REALTY, INC.


7. INVESTMENTS IN REAL ESTATE

                               GROSS AMOUNT CARRIED
                                 ON BALANCE SHEET
                 DATE          AT DECEMBER 31, 2001     ACCUMULATED     AMOUNT OF
DESCRIPTION  CONSTRUCTED    LAND   BUILDINGS   TOTAL    DEPRECIATION   ENCUMBRANCE
Investment
 Property
 Florida         1988    $    -    $122,000   $122,000     $  49,812       $  -

Rental Units
  Montana        Var.         -     218,815    218,815       104,067          -

Miscellaneous
  Properties              12,761       -        12,761          -             -


Totals                   $12,761   $340,815   $353,576     $ 153,879       $  -


Reconciliations Of Total Real Estate Carrying Value For The Two Years Ended December 31, 2001 are as follows:

                                               2001              2000
Balance, Beginning of Year                  $353,576           $353,576
  Less Retirements                              -                  -
Balance, End of Year                        $353,576           $353,576

Reconciliations Of Accumulated Depreciation For The Two Years Ended December 31, 2001 are as follows:

                                               2001              2000
Balance, Beginning of Year                  $140,099           $126,319
  Add Provision for Depreciation              13,780             13,780
  Less Retirements and Sales                    -                  -
Balance, End of Year                        $153,879           $140,099

                          DIVERSIFIED REALTY, INC.


                          DIRECTORS AND OFFICERS





NAME					 OCCUPATION

R. Bruce Robson                  Data Processing Manager
President                        Sletten Construction Co.
                                 Great Falls, Montana

M. A. Arneson                    Investor,
Director                         Billings, Montana

S. M. McCann			 Attorney at Law, Investor,
Director			 San Luis Obispo, California





                           MARKET INFORMATION


The common stock of Diversified Realty, Inc. is not traded on any securities exchange, nor are records kept of any quotations by securities dealers or the National Quotation Bureau, Inc. To the best knowledge of the Company, bid and asked quotations for Diversified Realty, Inc., common stock are not reported in any newspapers.


No dividends were paid in 2001 or 2000.


There are approximately 2,210 holders of record of the Company's common stock.


A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.



                          DIVERSIFIED REALTY, INC.
                              P.O. Box 2249
                          110 Second Street South
                        Great Falls, MT  59403-2249