Form 10QSB
period 2002-03-31
DIVERSIFIED REALTY INC
filed 2002-09-27
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended March 31, 2002 for Diversified Realty, Inc.


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

       For the quarterly period ended         March 31, 2002


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

           Class                       Outstanding at March 31, 2002
$.10 Par Value Common Stock                     5,369,716 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	MARCH 31, 2002

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    March 31, 2002                                                  2

  Statements of Income -
    Three Months Ended March 31, 2002 and 2001                     3

  Statements of Cash Flows -
    Three Months Ended March 31, 2002 and 2001                        4

  Notes to Financial Statements		                                  5


Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

  Other Information	  	                                            7

  Signatures	                                                    8

  Certification                                               9-10

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF MARCH 31, 2002


     ASSETS

Current Assets

  Cash                                                        $  2,237,188

  Deferred Tax Asset                                                14,350

  Prepaid Income Taxes                                              12,982

  Due From Parent Company                                          116,867

   Total Current Assets                                          2,381,387

Property, Plant and Equipment, Net                                 199,190

            TOTAL ASSETS                                      $  2,580,577



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     34,261

             Total Current Liabilities                              44,539

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Retained Earnings                                                 81,224
  Cost of Common Stock in Treasury                                 (1,816)

             Total Stockholders' Equity                          2,546,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,580,577


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months
                                     Ended
                                   March 31,
                                2002        2001

Operating Revenues           $ 25,486    $ 48,904

Operating Expenses             13,378      18,122

                               12,108      30,782

Income Tax Expense              9,750    (12,700)

    Net Income               $ 21,858    $ 18,082




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Three Months Ended
                                                             March 31,
                                                         2002           2001

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   12,246   $   37,499



     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                           (11)        (172)

Net Cash Advances
   From (To) Parent Company                               (600)      (8,399)


     Net Cash Provided (Used) By
       Financing Activities                               (611)      (8,571)

NET INCREASE (DECREASE) IN CASH                          11,635       28,928

CASH - BEGINNING OF PERIOD                            2,225,553    2,261,860

CASH - END OF PERIOD                                 $2,237,188   $2,290,788


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 2002


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2002 and the results of the Company's operations for the six months and three months ended June 30, 2000 and 1999 and cash flows for the three months ended
March 31, 2002 and 2001.

The results of operations for the three months ended
March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            MARCH 31, 2002

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS
                               ENDED
                             MARCH 31,
                          2002 AND 2001

Revenues	   $(23,419)     (47.9%)

Expenses	     (4,743)     (27.6%)

Net Income	      3,775       20.8%



   Revenues decreased $23,419 (47.9%) in the first three months of 2002 as compared with the first three months of 2001 due primarily to decreases in interest and dividend revenues ($19,211, 72.1%), and a decrease in other income ($4,038; 100.0%)
Interest revenues decreased primarily due to adecrease in interest-earning deposits. Operating expenses decreased $4,743(26.2%) in the first three months of 2002 as compared with the first three months of 2001. The dcrease in operating expenses during the first quarter of 2002 as comared with the first quarter of 2001 was due primarily to the decreases in operating costs.The provision for income tax expense decreased $22,450, (176.8%) in the first quarter of 2002 as compared with the first quarter of 2001 due primarily to the decrease in pretax icome. There was a change in the estimate ($12,650) for the provision of income taxes for the year ended 2001 becaseu of the nontaxable inocme earned by the company.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	MARCH 31, 2002



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

                               TSI, INC.
                               Registrant

Date: September 27, 2002                     s/J. LaRocque
                                               J. LaRocque, Assistant
                                               Secretary-Treasurer

Date: September 27, 2002                     s/L. Olson
                                               L. Olson,
                                               Accountant

                               	CERTIFICATION


I, Paul J. McCann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diversified Realty Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circomstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial inforamtion included in quarterly annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Diversified Realty, Inc. as of, and for, the periods presented in this annual report.

4. Diversified Realty, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Eschange Act Rules 13a-14 and 15d-14) for Diversified Realty, Inc. We have:

    a. designed such disclosure controls and procedures to ensure that material information relating to Diversified Realty, Inc. is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    b. evaluated the effectiveness Diversified Realty, Inc. disclosure controls and prodecures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Diversified Realty, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Diverdified Realty, Inc. auditors and the audit committee of Diversified Realty, Inc. board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect Diversified Realty, Inc.'s ability to record, process, summarize and report financial data, and I have identified for Diversified Realty, Inc.'s auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in Diversified Realty, Inc.'s internal control; and

6. Diversified Realty, Inc.'s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: September 27, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, In. on Form 10-QSB for the period ending March 31, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requiremtns of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: September 27, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative