Form 10QSB
period 2002-06-30
DIVERSIFIED REALTY INC
filed 2002-10-02
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended June 30, 2002 for Diversified Realty, Inc.


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

       For the quarterly period ended         June 30, 2002


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

           Class                       Outstanding at June 30, 2002
$.10 Par Value Common Stock                     5,369,650 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	JUNE 30, 2002

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    June 30, 2002                                                  2

  Statements of Income -
    Six Months and Three Months Ended June 30, 2002 and 2001       3

  Statements of Cash Flows -
    Six Months Ended June 30, 2002 and 2001                        4

  Notes to Financial Statements		                                  5


Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

  Other Information	  	                                            7

  Signatures	                                                      8

  Certification								9-10

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 2002


     ASSETS

Current Assets

  Cash                                                        $  2,248,416

  Due From Parent Company                                          112,767

  Prepaid Income Taxes                                              13,032

  Deferred Tax Asset                                                15,150

   Total Current Assets                                          2,389,365

Property, Plant and Equipment, Net                                 195,172

            TOTAL ASSETS                                      $  2,584,537



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     33,275

             Total Current Liabilities                              33,275

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Retained Earnings                                                 86,203
  Cost of Common Stock in Treasury                                  (1,849)

             Total Stockholders' Equity                          2,551,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,584,537


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months         For the Six Months
                                     Ended                        Ended
                                   June 30,                      June 30,
                                2002        2001             2002       2001

Operating Revenues           $ 23,350    $ 33,764         $ 48,836   $ 82,669

Operating Expenses             19,171      14,941           32,550     33,063

                                4,179      18,823           16,286     49,606

Income Tax Expense                800     (7,600)          10,550    (20,300)

    Net Income               $  4,979    $ 14,054         $ 26,836   $ 29,306




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         2002           2001

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                               $ 18,255   $   59,303

Income Taxes Paid in Cash                                  (50)      (10,000)

     Net Cash Provided By
       Operating Activities                              18,205   $   49,303


     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                            (43)        (195)

Net Cash Advances
   From (To) Parent Company                               4,700       (8,800)


     Net Cash Provided (Used) By
       Financing Activities                               4,657       (8,995)

NET INCREASE (DECREASE) IN CASH                          22,862       40,308

CASH - BEGINNING OF PERIOD                            2,225,554    2,261,860

CASH - END OF PERIOD                                 $2,248,416   $2,302,168


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	JUNE 30, 2002


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2002 and the results of the Company's operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended
June 30, 2002 and 2001.

The results of operations for the six months and three months ended
June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 2002

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	SIX MONTHS
                               ENDED	                       ENDED
                             JUNE 30,	                     JUNE 30,
                          2002 AND 2001                 2002 AND 2001

Revenues	   $(10,414)     (30.8%)       	 $(33,832)      (40.9%)

Expenses	      4,230       28.3%              (513)       (1.6%)

Net Income	     (6,244)     (55.6%)           (2,470)       (8.4%)



   Revenues decreased $33,832 (40.9%) in the first six months of 2002 as compared with the first six months of 2001 due primarily to a decrease in interst revenues of $29,504 (66.6%). Interest revenues decreased primarliy due to a decrese in interest bearing deposits and intereset rates earned by the company. Operating expenses decreased $513 (1.6% in the first six months of 2002 as compared with the first six months of 2001. The provision for income tax espense decreased
$30,850 (110.5%) in the first six months of 2002 as compared with the first six
months of 2001 due primarily to the decrease in pretax income.  There was a
change
in the estiamte ($12,650) for the provision of income taxes for the year ended 2001 becasue of the nontaxable income earned by the company

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 2002



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  September 30, 2002             s/D. Mellinger
                                        D. Mellinger,
                                        Assistant
                                        Secretary-Treasurer



Date:  September 30, 2002             s/Lori Olson
                                        Lori Olson,
                                        Accountant

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

All of the above is to the best of my knowledge.

    Date: September 30, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc. on Form 10-QSB for the period ending June 30, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requiremtns of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: September 30, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative