Form 10QSB
period 2002-09-30
DIVERSIFIED REALTY INC
filed 2002-10-21
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended
September 30, 2002
for Diversified Realty, Inc.


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

       For the quarterly period ended         September 30, 2002


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

           Class                       Outstanding at September 30, 2002
$.10 Par Value Common Stock                     5,369,240 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	SEPTEMBER 30, 2002

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    September 30, 2002                                                  2

  Statements of Income -
    Nine Months and Three Months Ended September 30, 2002 and 2001       3

  Statements of Cash Flows -
    Nine Months Ended September 30, 2002 and 2001                        4

  Notes to Financial Statements		                                  5


Management's Discussion and Analysis
  of the Statements of Income		                                    6


PART II

  Other Information	  	                                            7

  Signatures	                                                      8

  Certification								9-10

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF SEPTEMBER 30, 2002


     ASSETS

Current Assets

  Cash                                                        $  2,263,822

  Due From Parent Company                                          112,167

  Prepaid Income Taxes                                              13,032

  Deferred Tax Asset                                                14,450

   Total Current Assets                                          2,403,471

Property, Plant and Equipment, Net                                 191,429

            TOTAL ASSETS                                      $  2,594,900



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     37,175

             Total Current Liabilities                              37,175

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Retained Earnings                                                 92,871
  Cost of Common Stock in Treasury                                  (2,054)

             Total Stockholders' Equity                          2,557,725

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,594,900


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months         For the Nine Months
                                     Ended                        Ended
                                   September 30,              September 30,
                                2002        2001             2002       2001

Operating Revenues           $ 23,121    $ 18,490         $ 71,957   $101,158

Operating Expenses             15,753      15,385           48,302     48,447

                                7,368       3,105           23,655     52,711

Income Tax Expense               (700)        300            9,850    (20,000)

    Net Income               $  6,668    $ 3 ,405         $ 33,505   $ 32,711




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                        September 30,
                                                         2002           2001

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                               $ 18,255   $   69,375

Income Taxes Paid in Cash                                  (50)      (10,000)

     Net Cash Provided By
       Operating Activities                              18,205   $   59,375

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used For Purchases of Marketable                      -        (648,002)
   Securites Available For Sale

     Net Cash Provided (Used) By
       Investing Activites -      (648,002)

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                           (248)        (473)

Net Cash Advances
   From (To) Parent Company                               5,300       (8,200)


     Net Cash Provided (Used) By
       Financing Activities                               5,052       (8,673)

NET INCREASE (DECREASE) IN CASH                          38,268     (597,300)

CASH - BEGINNING OF PERIOD                            2,225,554    2,261,860

CASH - END OF PERIOD                                 $2,263,822   $1,664,560


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	September 30, 2002


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2002 and the results of the Company's operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the nine months and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            September 30, 2002

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 	NINE MONTHS
                               ENDED	                       ENDED
                           SEPTEMBER 30,	             SEPTEMBER 30,
                          2002 AND 2001                 2002 AND 2001

Revenues	   $  4,631       25.1%       	 $(29,201)      (28.9%)

Expenses	        368        2.4%              (145)       (0.3%)

Net Income	      3,263       93.8%               794         2.4%



   Revenues decreased $29,901 (28.9%) in the first nine months of 2002 as compared with the first nine months of 2001 due primarily to the decrease in interest and dividend revenues of $25,585 (55.7%). Interest and dividend revenues decrease primarily due to a decrease in interest rates earned by the company. OPerating expenses decreased $145 (0.3%) in the first nine months of 2002 as compared with the first nine months of 2001. Theis is due primarily to the decrease in salaries of $444 (52.2%). The provision for inocme tax expense decreased $29,850 (149.3%) in the first nine months of 2002 as compared with the first nine months of 2001 due primarily to the decrease in pretax income. There was a change in the estimate ($12,650) for the provision of income taxes for the year ended 2001 because of the nontaxable income earned by the company.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	SEPTEMBER 30, 2002



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  October 19, 2002             s/D. Mellinger
                                      D. Mellinger,
                                      Assistant
                                      Secretary-Treasurer



Date:  October 19, 2002             s/Lori Olson
                                      Lori Olson,
                                        Accountant

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

    Date: October 19, 2002             s/Paul J. McCann
                                         Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc. on Form 10-QSB for the period ending September 30, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requiremtns of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: October 19, 2002                s/Paul J. McCann
                                        Paul J. McCann,
                                        Representative