Form 10KSB
period 2002-12-31
DIVERSIFIED REALTY INC
filed 2003-04-03
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.    20549



Gentlemen,


     We are transmitting herewith Form 10-KSB for the year ended Decemder 31, 2002 for Diversified Realty, Inc.



                           Diversified Realty, Inc.


                          S/D. Mellinger
                            D. Mellinger,
                            Accountant


                    	U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year $95,758.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
As of January 31, 2003, 287,934 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or the National Quotation Bureau, Inc. There exists no public market for registrant's common stock.

	             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,367,675 shares $.10 par value common stock are outstanding as of January 31, 2003.

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

         DOCUMENTS          			       FORM 10-KSB REFERENCE

Annual Report to Shareholders for	  		Part I,   Items 1 and 2
the year ended December 31, 2002.	  		Part II,  Items 5, 6 and 7
                                   			Part III, Item 12
  	                                 		Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                            	DIVERSIFIED REALTY, INC.

                                    	PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc. are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                         	DIVERSIFIED  REALTY, INC.

                                	PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 13, Pages 1 and 2 and Pages 5 to 12, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002, which report is incorporated herein by reference.

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

NAME, AGE, AND YEAR ELECTED DIRECTOR		      POSITION


S. M. McCann       39,    1990              Director

John Ross          49,    2001              Director

M. A. Arneson	   47,    1997              Director

R. Bruce Robson    61                       President


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

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its President and Chief Executive Officer for 2002, 2001 and 2000.

                          Summary Compensation Table

Name of individual                 Calendar             Total Cash
and Position                         Year              Compensation

R. Bruce Robson                      2002		   $ 1,000
President			     2001                  $ 1,000
	                             2000                  $  None


Paul J. McCann			     2002		      None
				     2001	 	    $44,000
				     2000		      None

M. A. Arneson			     2002		    $ 1,700
				     2001		      None
				     2000		      None


The Company has not adopted a formal plan for the compensation of directors. During 2002 the Company paid $2,700 to the directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on January 31, 2003.


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

The following table sets forth as of January 31, 2003, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

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

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 4 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 2002, which note is incorporated herein by reference. M Corp owns approximately 94.5% of the Company's outstanding common stock.

                                	III-3

                       	DIVERSIFIED REALTY, INC.

                               	PART IV


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 13 - Diversified Realty, Inc., Annual Report to Shareholders for the year ended December 31, 2002, incorporated by reference in this Annual Report on Form 10-KSB.

No. 27 - Financial Data Schedule

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2002.

                            DIVERSIFIED REALTY, INC.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                         DIVERSIFIED REALTY, INC.




Date:  March 28, 2003                 	By:s/R. Bruce Robson
	                                              R. Bruce Robson, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.



Director
						s/M. A. Arneson
                                                  M. A. Arneson

Director					s/S. M. McCann
                                                  S. M. McCann

Principal Accountant	                        s/D. Mellinger
                                                  D. Mellinger

				CERTIFICATION


I, Paul J. McCann, certify that:

1. I have reviewed this annual report on Form 10-KSB of Diversified Realty Inc.

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

4. Diversified Realty, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Diversified Realty, Inc. We have:

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

All of the above is to the best of my knowledge, especially paragragh 3 above. I am not familiar with all SEC rules and procedures and have relied and am relying on our staff and accountants in that regard.

    Date: March 28, 2003             s/Paul J. McCann
                                         Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Diversified Realty, Inc. on Form 10-KSB for the period ending December 31, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully compiles with the requiremtns of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: March 28, 2003                s/Paul J. McCann
                                        Paul J. McCann,
                                        Representative

                            DIVERSIFIED REALTY, INC.


                               	ANNUAL REPORT


                                     2002

                           DIVERSIFIED REALTY, INC.

                                 ANNUAL REPORT





DESCRIPTION AND LINES OF BUSINESS


Diversified Realty, Inc. (herein referred to as "DRI" or the "Company") is a majority-owned subsidiary of M Corp, a financial holding company. As of December 31, 2002, M Corp owned approximately ninety-five percent of the outstanding common stock of the Company.

The Company is primarily engaged in the ownership and rental of real property.

Information as of December 31, 2002, concerning the gross carrying amount of real property, accumulated depreciation and encumbrances on a property by property basis is presented in Note 5, Investments in Real Estate, of the Notes to Financial Statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Income increased $36,086, 2,357%, in 2002 as compared with 2001. The increase in net income in 2002 compared with 2001 was due primarily to a decrease in expenses.

                        	DIVERSIFIED REALTY, INC.

                            	ANNUAL REPORT




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED


Dividend and interest income decreased $45,850, 63.8%, in 2002 as compared with 2001. The decrease in dividend and interest income in 2002 compared with 2001 was due to a decrease in rates earned by the Company.

Total operating expenses decreased $70,241, 49.4%, in 2002 as compared with 2001. Salaries and payroll costs decreased $48,221, 99.11%, in 2002 as compared with 2001 due to a decrease in the number of employees. Property taxes and licenses increased $2,273, 12.7%, in 2002 as compared with 2001 due to an increase in property tax assessments.
Other expenses decreased $25,614, 41.5%, in 2002 as compared with 2001 primarily due to decreases in operating costs.

Income tax expense increased $6,300, 138.5%, in 2002 as compared with 2001 due to the increase in pre-tax income. The Company files a consolidated federal income tax return with the Company's parent company and other affiliates.

Transactions with the Company's parent company and its affiliates during 2002 and 2001 are disclosed in Note 4, Related Party Transactions, of the Notes to Financial Statements.

The Company is considering acquisitions which would deplete the Company's available cash and thus affect the liquidity of the Company.

                         	DIVERSIFIED REALTY, INC.

                            	FINANCIAL REPORT

                            	DECEMBER 31, 2002





                                	CONTENTS




                                                               	PAGE

AUDITOR'S REPORT                                                 4


FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2002 and 2001                   5

Statements of Income for the Years Ended
 December 31, 2002 and 2001                                       6

Statements of Stockholders' Equity for the
 Years Ended December 31, 2002 and 2001                           7

Statements of Cash Flows for the Years
 Ended December 31, 2002 and 2001                                 8

Notes to Financial Statements	                                  9-13


OTHER INFORMATION	                                         14

                  	Report of Independent Auditors



To The Board of Directors
Diversified Realty, Inc.
Great Falls, MT  59401


We have audited the accompanying balance sheets of Diversified Realty, Inc., as of December 31, 2002 and 2001 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Realty, Inc., as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




DWYER & KEITH, CPA's, P.C.


April 2, 2003
Great Falls, Montana

                         DIVERSIFIED REALTY, INC.

                            	BALANCE SHEETS

                        DECEMBER 31, 2002 and 2001



                                                     2002            2001

ASSETS
Current Assets
  Cash (Note 2)                                  $ 2,237,202     $ 2,225,554
  Marketable Securities				       2,832             -
  Income Tax Prepayments                              12,032          12,982
  S/T Deferred Tax Asset (Note 1 & 3)                    -             4,600
  Due From Parent Company                            114,132         117,467

          Total Current Assets                     2,366,198       2,360,603

Investments in Property, Plant and
 Equipment, at Cost (Notes 1 & 5)
  Land                                                12,761          12,761
  Buildings                                          340,815         340,815
  Furniture, Fixtures and Equipment                   66,467          65,394
                                                     420,043         418,970
     Less Accumulated Depreciation                  (231,659)       (216,314)
     Net Property, Plant and Equipment               188,384         202,656

Other Assets
  L/T Deferred Income Taxes (Notes 1 and 3)	      16,450             -

          Total Assets                           $ 2,571,032     $ 2,563,259


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities-
  Accrued Expenses                               $    10,707     $    38,790
  S/T Deferred Income Taxes                              654             -

           Total Current Liabilities                  11,361          38,790


Stockholders' Equity
  Common Stock - $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares issued                          537,500         537,500

  Capital Surplus                                  1,929,408       1,929,408

  Retained Earnings (Accumulated Deficit)             93,921          59,366

  Accumulated Other Comprehensive Income (Note 1)      1,678             -

  Cost of Common Stock in Treasury
   (7,325 shares in 2002
    and 5,263 shares in 2001)                         (2,836)         (1,805)

    Total Stockholder's Equity                     2,559,671       2,524,469

Total Liabilities and
  Stockholders' Equity                           $ 2,571,032     $ 2,563,259

                     	See Notes to Financial Statements.

                          DIVERSIFIED REALTY, INC.

                           	STATEMENTS OF INCOME

               	FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001



                                                      2002            2001
Income
  Rent                                           $    69,760     $    68,438
  Dividends & Interest                                25,998          71,848
  Gain on Sale of Assets                                 -            (4,103)
  Other                                                  -                30

                                                      95,758         136,213

Expenses
  Salaries and Payroll Costs                             431          48,652
  Property Taxes and Licenses                         20,113          17,840
  Depreciation                                        15,345          14,024
  Other Expenses                                      36,164          61,778

                                                      72,053         142,294

Income Before Income Taxes                            23,705          (6,081)

Income Taxes (Notes 1 and 3)                          10,850           4,550

     NET INCOME                                  $    34,555     $    (1,531)

Other Comprehensive Income Net of Taxes:
  Unrealized Holding Gains			       1,678	         -

     COMPREHENSIVE INCOME			 $    36,233     $   (1,531)

               	See Notes to Financial Statements.

                          DIVERSIFIED REALTY, INC.

                     STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                Common    Capital      Retained  Accum Other     Treasury
                                Stock     Surplus      Earnings  Comprehensive      Stock       Total
                                                                 Income
Balances, January 1, 2001     $537,500   $1,929,408    $ 60,897)    		$ (1,231)    $2,526,574


Net Income                                               (1,531)                  (1,531)        (1,531)

Purchase Treasury Stock                                              		    (574)          (574)

Balances, December 31, 2001   $537,500   $1,929,408    $  59,366     		$ (1,805)    $2,524,469

Net Income						  34,555                   34,555        34,555

Purchase Treasury Stock                                                 	   (1,031)       (1,031)

Net Unrealized Holding Gains					   1,678		          1,678

Balances, December 31, 2002  $537,500	$1,929,408	$93,921   $1,678	  $(2,836)   $2,559,671





                        See Notes to Financial Statements.

                        	DIVERSIFIED REALTY, INC.

                        	STATEMENTS OF CASH FLOWS

             	FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                      	INCREASE (DECREASE) IN CASH



                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers                     $   70,011     $   69,068
 Cash Paid to Suppliers and Employees                (85,043)      (118,842)
 Dividends & Interest Received in Cash                25,998         71,848
 Income Taxes Paid in Cash                              (550)       (10,000)

Net Cash Provided By
 Operating Activities                                 10,416         12,074

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Purchase of Investments                            -         (748,403)
 Cash Proceeds From Sales and  Redemptions
   of Investments                                        -          744,300
 Cash Purchase of Equipment                           (1,073)        (3,103)

Net Cash Provided By
 Investing Activities                                 (1,073)        (7,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Purchases of Treasury Stock                     (1,030)        (574)
Net Cash Advances From (To) Parent Company            3,335        (40,600)

Net Cash (Used) By
  Financing Activities                                 2,305        (41,174)

     NET INCREASE IN CASH                             11,648        (36,306)

     CASH - BEGINNING OF YEAR                      2,225,554      2,261,860

     CASH - END OF YEAR                           $2,237,202     $2,225,554



                 	RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
	                            BY OPERATING ACTIVITIES



Net Income (Loss)                                 $   34,555     $  (1,531)

Adjustments to Reconcile Net Income to Net
 Cash Provided By Operating Activities

    Depreciation                                      15,345         14,024

    Loss on Sale of Investment                           -            4,103

    Changes in Operating Assets and Liabilities

    Increase (Decrease) in Income Tax Prepayments        950         (9,950)
    Increase in Comprehensive Income                   1,677            -
    (Increase) Decrease in Investments                (2,832)           -
    (Increase) Decrease in Deferred Tax Asset         (11,850)        (4,600)
    Increase (Decrease) in Current Liabilities        (27,429)       (10,028)

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                       $   10,416     $   12,074


                   	    See Notes to Financial Statements.

                         	DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(e) Comprehensive Income

Comprehensive income at December 31, 2002 amounted to $1,678, which is the difference between the total net unrealized gain at December 31, 2002 and the deferred income taxes applicable to the net unrealized gain.

                           DIVERSIFIED REALTY, INC.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

(f) Retirement Plans

The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $0 for 2002 and 2001.

(g) Reclassifications

Certain reclassifications have been made to the prior year amounts to make
them comparable to the 2001 presentation. These changes had no	impact on
previously reported results of operations or shareholders'equity.


2.CASH BALANCES

The Company maintains cash accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, cash balances totaling $2,118,641 were uninsured by either the SIPC or the FDIC.

3.	INCOME TAXES

Income tax expense consists of the following, all currently payable:

                                                     2002           2001

U.S. Income Taxes                                $ (12,350)      $ (4,600)

State Income Taxes                                   1,500             50

                                                 $ (10,850)      $ (4,550)

                          DIVERSIFIED REALTY, INC.

3.INCOME TAXES - (continued)

The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for these differences are as follows:

 							    2002          2001

2002 Computed "Expected" Federal Tax Expense(Benefit) $     300       $ (4,600)

2001 Estimated Federal Tax Expense Adjustment     	 (12,650)            -
  (to reflect portion of non-taxable dividend
   income in 2001)
2002 Computed "Expected" State Income Taxes		   1,500            50


                                                       $ (10,850)      $ (4,550)

4.	RELATED PARTY TRANSACTIONS


The Company owns ten of the thirty-four developed condominium units of the Cedar Grove Condominiums located in Billings, Montana. The Company paid assessments to the Cedar Grove Condominium Association, Inc. during 2002 and 2001 in the amounts of $32,640 and $12,540, respectively. In addition to the foregoing, the Company had transactions with its parent company or subsidiaries of its parent company, as follows:

                                                         2002        2001

Net Cash Transfers To Parent                       $       -     $  33,000
Was Charged For Insurance                               (3,335)     (2,400)
Income Tax Allocation		           		   -	    42,000
Income Tax Estimate Paid on
  Behalf of Company					   -        10,000


5. COMMITMENTS AND CONTINGENCIES

The board of directors has approved the Company's participation in an attempt to purchase a savings and loan institution. The Company will participate in the purchase with its parent, M Corp. Should the purchase take place, the liquidity of the Company will be significantly affected.

                       DIVERSIFIED REALTY, INC.

6.  INVESTMENT SECURITIES

The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting For Investments in Certain Debt and Equity
Securites: effective January 1, 1994. In accordance with SFAS No. 115, the Company has classified all of its current and noncurrent investments as available for sale. Following is a summary of the Company's investments:

     Current Assets:
					2002		2001

     Cost			     $   --	      $  --
     Gross Unrealized Holding Gains    2,832             --

     Fair Value                      $ 2,832	      $  --

No other unrealized gains or losses are included in the Company's statements of income for 2002 and 2001.

			DIVERSIFIED REALTY, INC.

7. INVESTMENTS IN REAL ESTATE

                               GROSS AMOUNT CARRIED
                                 ON BALANCE SHEET
                 DATE          AT DECEMBER 31, 2002     ACCUMULATED     AMOUNT OF
DESCRIPTION  CONSTRUCTED    LAND   BUILDINGS   TOTAL    DEPRECIATION   ENCUMBRANCE
Investment
 Property
 Florida         1988    $    -    $122,000   $122,000     $  54,448       $  -

Rental Units
  Montana        Var.         -     218,815    218,815       113,211          -

Miscellaneous
  Properties              12,761       -        12,761          -             -


Totals                   $12,761   $340,815   $353,576     $ 167,659       $  -


Reconciliations Of Total Real Estate Carrying Value For The Two Years Ended December 31, 2001 are as follows:

                                               2002              2001
Balance, Beginning of Year                  $353,576           $353,576
  Less Retirements                              -                  -
Balance, End of Year                        $353,576           $353,576

Reconciliations Of Accumulated Depreciation For The Two Years Ended December 31, 2001 are as follows:

                                               2002              2001
Balance, Beginning of Year                  $153,879           $140,099
  Add Provision for Depreciation              13,780             13,780
  Less Retirements and Sales                     -                  -
Balance, End of Year                        $167,659           $153,879

                          DIVERSIFIED REALTY, INC.


                          DIRECTORS AND OFFICERS





NAME					 OCCUPATION

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


No dividends were paid in 2002 or 2001.


There are approximately 2,196 holders of record of the Company's common stock.


A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.



                          DIVERSIFIED REALTY, INC.
                              P.O. Box 2249
                          110 Second Street South
                        Great Falls, MT  59403-2249