Form 10QSB
period 2003-03-31
DIVERSIFIED REALTY INC
filed 2003-05-15
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended March 31, 2002 for Diversified Realty, Inc.


                               Diversified Realty, Inc.



                               s/D. Mellinger
                                 D. Mellinger
                                 Accountant





                	U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549


                              	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         March 31, 2003


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

           Class                       Outstanding at March 31, 2003
$.10 Par Value Common Stock                     5,367,654 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	MARCH 31, 2003

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    March 31, 2003                                                  2

  Statements of Income -
    Three Months Ended March 31, 2003 and 2002                      3

  Statements of Cash Flows -
    Three Months Ended March 31, 2003 and 2002                      4

  Notes to Financial Statements	                                    5


Management's Discussion and Analysis
  of the Statements of Income		                            6


PART II

  Other Information	  	                                    7

  Signatures	                                                    8

  Certifications                                                 9-11

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF MARCH 31, 2003


     ASSETS

Current Assets

  Cash                                                        $  2,254,481

  Deferred Tax Asset                                                 2,892

  Prepaid Income Taxes                                              25,928

  Due From Parent Company                                          113,532

   Total Current Assets                                          2,396,833

Property, Plant and Equipment, Net                                 184,693

            TOTAL ASSETS                                      $  2,581,526



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     15,272

             Total Current Liabilities                              15,272

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Retained Earnings                                                100,479
  Other Comprehensive Income					     1,714
  Cost of Common Stock in Treasury                                 (2,847)

             Total Stockholders' Equity                          2,566,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,581,526


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME

                              For The Three Months
                                     Ended
                                   March 31,
                                2003        2002

Operating Revenues           $ 21,729    $ 25,486

Operating Expenses             13,297      13,378

                                8,432      12,108

Income Tax Expense            (1,875)     (9,750)

    Net Income               $  6,557    $ 21,858

Other Comprehensive Income(Loss) Net of Income Taxes

    Unrealized Holding Gains       36         --

Comprehensive Income	      $ 6,593    $ 21,858




                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Three Months Ended
                                                             March 31,
                                                         2003           2002

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                          $   16,701   $   12,246



     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                           (22)         (11)

Net Cash Advances
   From (To) Parent Company                                 600        (600)


     Net Cash Provided (Used) By
       Financing Activities                                578         (611)

NET INCREASE (DECREASE) IN CASH                          17,279       11,635

CASH - BEGINNING OF PERIOD                            2,237,202    2,225,553

CASH - END OF PERIOD                                 $2,254,481   $2,237,188


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 2003


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2003 and the results of the Company's operations for the three months ended and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended
March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            MARCH 31, 2003

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS
                               ENDED
                             MARCH 31,
                          2003 AND 2002

Revenues	   $ (3,756)     (14.7%)

Expenses	        (81)      (.61%)

Net Income	    (15,300)     (69.9%)



   Revenues decreased $3,756 (14.7%) in the first three months of 2003 as compared with the first three months of 2002 due primarily to decreases in interest and dividend revenues ($3,107, 41.8%), and a slight decrease in other income ($649, 3.59%). Interest revenues decreased primarily due to a decrease in interest rates on investments. Operating expenses decreased $81(.61%) in the first three months of 2003 as compared with the first three months of 2002. The provision for income tax expense increased $11,625, (119.2%) in the first quarter of 2003 as compared with the first quarter of 2002 due primarily to an adjustment in reporting non-taxable interest.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	MARCH 31, 2003



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

                          DIVERSIFIED REALTY, INC.
                               Registrant

Date: May 14, 2003                     s/Angela D. Semenza
                                               Angela D. Semenza,
					        Assistant
						Secretary-Treasurer

Date: May 14, 2003                     s/D. Mellinger
                                               D. Mellinger,
                                               Accountant

 			CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, In. on Form 10-QSB for the period ending March 31, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requiremtns of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: May 14, 2003                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative

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

    Date: May 14, 2003	            s/Paul J. McCann
                                           Paul J. McCann