Form 10QSB
period 2003-06-30
DIVERSIFIED REALTY INC
filed 2003-08-18
CIK 29258

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended June 30, 2003 for Diversified Realty, Inc.


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

       For the quarterly period ended         June 30, 2003


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

           Class                       Outstanding at June 30, 2003
$.10 Par Value Common Stock                     5,367,591 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                        	DIVERSIFIED REALTY, INC.


                                 	INDEX

                             	JUNE 30, 2003

                                                             	Page Number
PART I

Condensed Financial Statements:

  Balance Sheet
    June 30, 2003                                                  2

  Statements of Income and Comprehensive Income -
    Three Months and Six Months Ended June 30, 2003 and 2002       3

  Statements of Cash Flows -
    Six Months Ended June 30, 2003 and 2002                        4

  Notes to Financial Statements		                           5


Management's Discussion and Analysis
  of the Statements of Income		                           6


PART II

  Other Information	  	                                   7

  Signatures	                                                   8

  Certification							9-10

                        	DIVERSIFIED REALTY, INC.

                             	BALANCE SHEET

                          	AS OF JUNE 30, 2003


     ASSETS

Current Assets

  Cash                                                        $  2,254,704

  Marketable Securities						     3,386

  Due From Parent Company                                          111,492

  Prepaid Income Taxes                                              30,706

   Total Current Assets                                          2,400,288


Property, Plant and Equipment, Net                                 181,001

            TOTAL ASSETS                                      $  2,581,289



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Expenses                       $     15,324

             Total Current Liabilities                              15,324

Stockholders' Equity
  Common Stock - $.10 Par Value,
  11,000,000 shares authorized,
  5,375,000 shares issued                                          537,500
  Additional Paid-In-Capital                                     1,929,408
  Retained Earnings                                                 99,928
  Accumulated Other Comprehensive Income			     2,007
Cost of Common Stock in Treasury                                   (2,878)

             Total Stockholders' Equity                          2,565,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,581,289


                      	See Notes to Financial Statements

                        	DIVERSIFIED REALTY, INC.

                         	STATEMENTS OF INCOME
			      AND COMPREHENSIVE INCOME

                              For The Three Months         For the Six Months
                                     Ended                        Ended
                                   June 30,                      June 30,
                                2003      2002             2003       2002

Operating Revenues           $ 22,433    $ 23,350        $ 44,163   $ 48,836

Operating Expenses             21,571      19,171          39,881     32,550

                                  862       4,179           4,282     16,286

Income Tax Expense              3,599         800           1,724     10,550

    Net Income               $  4,461    $  4,979         $ 6,006   $ 26,836


Other Comprehensive Income (Loss)
   Net of Income Taxes:

   Unrealized Holding
   Gains (Losses)		  292         --              328        --

      Comprehensive Income   $  4,753   $  4,979          $ 6,334   $ 26,836



                     	See Notes to Financial Statements

                      	DIVERSIFIED REALTY, INC.

                      	STATEMENTS OF CASH FLOWS

                                                    For The Six Months Ended
                                                             June 30,
                                                         2003         2002

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                               $ 14,903   $   18,255

Income Taxes Paid in Cash                                   --          (50)

     Net Cash Provided By
       Operating Activities                              14,903   $   18,205


     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                            (42)        (43)

Net Cash Advances
   From (To) Parent Company                               2,641        4,700


     Net Cash Provided (Used) By
       Financing Activities                               2,599        4,657

NET INCREASE (DECREASE) IN CASH                          17,502       22,862

CASH - BEGINNING OF PERIOD                            2,237,202    2,225,554

CASH - END OF PERIOD                                 $2,254,704   $2,248,416


                      	See Notes to Financial Statements

                          DIVERSIFIED REALTY, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	JUNE 30, 2003


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2003 and the results of the Company's operations for the six months and three months ended June 30, 2003 and 2002 and cash flows for the six months ended
June 30, 2003 and 2002.

The results of operations for the six months and three months ended
June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


Parent -

M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

                       DIVERSIFIED REALTY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF THE INCOME STATEMENT

                            June 30, 2003

A summary of the period to period changes in items included in the statements of income is shown below.


                                        COMPARISON OF

                           THREE MONTHS                 SIX MONTHS
                               ENDED	                   ENDED
                             JUNE 30,	                  JUNE 30,
                          2003 AND 2002                 2003 AND 2002

Revenues	   $ (917)       (3.9%)       	 $ (4,673)       (9.6%)

Expenses	     2,399       12.5%              7,331       (22.5%)

Net Income	     (517)      (10.4%)           (20,830)      (77.6%)



   Revenues decreased $4,673 (9.6%)in the first six months of 2003 as compared with the first six months of 2002 due primarily to a decrease in interest revenues of $5,654 (38%). Interest revenues decreased due to a decrease in interest bearing deposits and intereset rates earned by the company. Operating expenses increased $7,331 (22.5%) in the first six months of 2003 as compared with the first six months of 2002. The provision for income tax expense increased$8,826 (83.7%) in the first six months of 2003 as compared with the first six months of 2002, due to a change in the recording of income tax provisions, excluding nontaxable income.

                       	DIVERSIFIED REALTY, INC.

                              	PART II

                         	OTHER INFORMATION


                           	JUNE 30, 2003



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





                           	 DIVERSIFIED REALTY, INC.
                                 	Registrant




Date:  August 1,2003             s/A. Semenza
                                        A. Semenza,
                                        Assistant
                                        Secretary-Treasurer



Date:  August 1, 2003             s/D. Mellinger
                                        D. Mellinger,
                                        Accountant

                         	CERTIFICATION


I, Paul J. McCann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diversified Realty Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Diversified Realty, Inc. as of, and for, the periods presented in this annual report.

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

5. Diversified Realty, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Diversified Realty, Inc. auditors and the audit committee of Diversified Realty, Inc. board of directors
    (or persons performing the equivalent functions):

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

    Date: August 1, 2003             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc. on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requiremtns of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: August 1, 2003                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative