Form 10QSB
period 2003-09-30
DIVERSIFIED REALTY INC
filed 2003-10-14
CIK 29258

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF
1934
         For the quarterly period ended
 September 30, 2003

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

Class Outstanding at
September 30, 2003
$.10 Par Value
Common Stock 5,367,211 Shares

Transitional Small Business Disclosure Format
(Check One):  Yes   No X



DIVERSIFIED REALTY, INC.

INDEX SEPTEMBER 30, 2003
Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  September 30, 2003				2

Statements of Income -
  Three Months and Nine Months Ended
    September 30, 2003 and 2002 		3

Statements of Cash Flows -
  Nine Months Ended
  September 30, 2003 and 2002  			4

Notes to Financial Statements 			5

  Management's Discussion and Analysis
  of the Statements of Income			6


PART II

  Other Information  				7

  Signatures					8

  Certifications			     9-10


1

DIVERSIFIED REALTY, INC.

BALANCE SHEET

AS OF SEPTEMBER 30, 2003




ASSETS

Current Assets

   Cash 					$    2,264,151

   Marketable Securities				 3,228

   Prepaid Income Taxes					31,089

   Due From Parent Company			       110,171


       Total Current Assets			     2,408,639

Property, Plant and Equipment, Net		       177,310

       Total Assets				$    2,585,949




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Liabilities	$      19,329

       Total Current Liabilities		       19,329


Stockholders' Equity

  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,375,000 shares issued			      537,500

  Additional Paid-In-Capital			    1,929,408

  Retained Earnings			              100,868

  Accumulated Other Comprehensive Income		1,912

  Cost of Common Stock in Treasury 		       (3,068)

     Total Stockholders' Equity		            2,566,620

Total Liabilities and Stockholders' Equity	$   2,585,949




See Notes to Financial Statements.

2




DIVERSIFIED REALTY, INC.

STATEMENTS OF INCOME





			For The Three Months			For The Nine Months
				Ended					Ended
			     September 30,			    September 30,
			   2003		   2002			2003		2002


Operating Revenues	$ 19,374 	$ 23,121 		$  63,537   $  71,957



Operating Expenses	  20,083 	  15,753 		   59,964      48,302

		           (709)	   7,368 		    3,573      23,655

Income Tax Expense         1,648 	   (700)		    3,372 	9,850



Net Income		$    939 	$  6,668 		$   6,945   $  33,505

Other Comprehensive
Income(Loss)
   Net of Income Taxes:

   Unrealized Holding
   Gains(Losses)	    (94)	    --			     234          --

      Comprehensive
      Income		$    845 	   6,668 		$  7,179    $  33,505




See Notes to Financial Statements.

3


DIVERSIFIED REALTY, INC.

STATEMENTS OF CASH FLOWS

							For The Nine Months
								Ended
							    September 30,
							2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Cash From Operations			$	23,270 	$	33,266
  Income Taxes Paid in Cash				  (50)		  (50)

Net Cash Provided By
   Operating Activities					23,220 		33,216


CASH FLOWS FROM INVESTING ACTIVITIES

   Cash Used For Purchases of Marketable
    Securities Available For Sale		   	 --		   --



Net Cash Provided (Used) By
   Investing Activities		  			 --		   --


CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Purchases of Treasury Stock			(232)		(248)

   Net Cash Advances
      From (To) Parent Company				3,961 		5,300


Net Cash (Used) By
   Financing Activities					3,729 		5,052

     NET INCREASE (DECREASE) IN CASH			26,949 		38,268

     CASH - BEGINNING OF PERIOD			     2,237,202 	     2,225,554

     CASH - END OF PERIOD		     $       2,264,151 	$    2,263,822



See Notes to Financial Statements.

4

DIVERSIFIED REALTY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30,
2003 and the results of the Company's operations for the three months and nine months ended
September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Parent -M Corp, Great Falls, Montana owns
approximately 95% of the outstanding shares
 of the Company.
5

DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE INCOME STATEMENT

SEPTEMBER 30, 2003


A summary of the period to period changes in items included in the statements of income is shown below.


  COMPARISON           OF



	THREE MONTHS     	NINE MONTHS
	   ENDED		   ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	 2003 AND 2002		2003 AND 2002

	   INCREASES            (DECREASES)


Revenues $ (3,747)(16.2%)	$ (8,420)(11.7%)

Expenses    4,330 (27.6%)    	 (11,661) (24.1%)

Net Income (5,728)(85.9%)         (26,559)(79.3%)

Revenues decreased $8,420 (%) in the first nine months of 2003 as compared with the first nine months of 2002 due primarily to a 38.2% decrease in interest and dividend revenues totalling $7,758. Operating expenses increased $11,661 (24.1%) in the first nine months of 2003 as compared with the first nine months of 2002. This is due primarily to an increase in salaries of $1,954 (480.8%) and an increase in other expenses of $9,861 (26.9%). The provision for income tax expense decreased $6,477 (65.7%) in the first nine months of 2003 as compared with the first nine months of 2002 due primarily to the 79.3% decrease in pretax income.

6




DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION


SEPTEMBER 30, 2003



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



DIVERSIFIED REALTY, INC.
Registrant


Date: October 7, 2003
    s/Angela Semenza
      Angela Semenza, Assistant
      Secretary-Treasurer

Date: October 7, 2003
    s/D. Mellinger
      D. Mellinger,
      Accountant



8

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

    b. evaluated the effectiveness of Diversified Realty, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Diversified Realty, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Diversified Realty, Inc. auditors and the audit committee of Diversified Realty, Inc. board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect Diversified Realty, Inc.'s ability to record, process, summarize and report financial data, and I have identified for Diversified Realty, Inc.'s auditors any material weaknesses in internal controls; and
9
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in Diversified Realty, Inc.'s internal control; and

6. Diversified Realty, Inc.'s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: October 7, 2003             s/Paul J. McCann
                                           Paul J. MCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc. on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: October 7, 2003                s/Paul J. McCann
                                          		Paul J. McCann,
                                          		Representative











10