Form 10KSB
period 2003-12-31
DIVERSIFIED REALTY INC
filed 2004-05-11
CIK 29258

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-KSB
(Mark One)
 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to ________

Commission file number 0-2864
         DIVERSIFIED REALTY, INC.        .
(Name of small business issuer in its charter)

Montana                                       81-0268110
(State or other jurisdiction of 	(I.R.S. Employer Identification
 incorporation or organization)	 Number)
128 Second Street South,
Great Falls, Montana        59401
(Address of principal executive offices)(Zip Code)

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

State issuer's revenues for its most recent fiscal year $86,385.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of January 31, 2004, 287,243 shares held by non-affiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or Pink Sheets, LLC. There exists no public market for registrant's stock.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,366,985 shares $.10 par value common stock are outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the documents are incorporated: (1) any annual report to security holders:(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933
("Securities Act"). The listed documents should be clearly described for identification.

Portions of the Diversified Realty, Inc. Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II, III and IV of this Form 10-KSB.





DIVERSIFIED REALTY, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
	A description of the Company's business is set forth on Page 1 of
Exhibit 13, the Annual Report to Shareholders for the year ended
December 31, 2003, which description is incorporated herein by reference.


ITEM 2.	DESCRIPTION OF PROPERTY
A description of the Company's property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against Diversified Realty, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of security holders during the fourth quarter of 2003.

DIVERSIFIED REALTY, INC.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS;
ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 15, Pages 1through 2 and Pages 6 through 14, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003, which report is incorporated herein by reference.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure since the Company's inception of a nature which, if not resolved, would have caused the accountant to make reference in connection with its report. On
October 13, 2003, Dwyer & Company, CPA, PC, our independent accountant, resigned, when the review for the period ending September 30, 2003 was completed. On February 23, 2004, we engaged Anderson ZurMuehlen & Co., P.C. as our principal accountant to audit our financial statements. The decision to change was approved by the Board of Directors. Dwyer & Company, CPA, PC's report on the financial statements for either of the past two years did not contain an adverse opinion and was not modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K was filed with the SEC on February 24, 2004 regarding the change in auditors.


ITEM 8A.	CONTROLS AND PROCEDURES

	Evaluation of disclosure controls and procedures. Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer during the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their knowledge, effective.

Changes in internal controls, subsequent to the date of this evaluation, our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules or regulations.

DIVERSIFIED REALTY, INC.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The following are the directors and executive officers of the Company.
All directors and officers serve as such until the 2004 annual meeting of shareholders or until their successors are elected and qualify.
NAME, AGE, AND YEAR ELECTED				POSITION
S. M. McCann, 		40,	1990			Director
Tyler Arneson		24,	2003			Director
John Ross      		50,	2001			Director
R. Bruce Robson		62,	2001			Chairman of the Board,
                                                  President
Paul J. McCann		83,     2003		Chief Executive Officer
D.M. Mellinger	      50,     2003            Chief Financial Officer

S. M. McCann is the president and a director of UAC, Inc., an affiliate
of M Corp, and the president and a director of M Corp.   Tyler Arneson
is a director of TSI, Inc. and Consulting Associates, Inc.
Paul J. McCann is also Chief Executive Officer for TSI, Inc. and M Corp.

Family Relationships
S. M. McCann and Tyler Arneson are descendents of Anne Marie and Paul J. McCann. Members of the Anne Marie and Paul J. McCann family control a majority of the common stock of M Corp. who owns 94.6% of the Company. Anne Marie McCann and Paul J. McCann each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Anne Marie and Paul J. McCann do not personally own any stock of the Company.

Following are the executive officers of the Company and a description of their principal business experience:
Name and Position   	Business Experience During Past 5 Years

R. Bruce Robson				Data Processing Manager,
Chairman of the Board,			Sletten Construction Co.
President					Great Falls, Montana

S. M. McCann		     		Attorney at Law, Business Owner, Investor
Director	     				San Luis Obispo, California

Tyler Arneson				Carpenter
Director					Billings, Montana

John Ross					Sales Representative, Maytag Corporation
Director					Billings, Montana

Paul J. McCann				Executive Officer and Business Manager
Chief Executive Officer			Clearwater, Florida

D. M. Mellinger				Accountant
Chief Financial Officer			Great Falls, Montana


There has been no audit committee established. The Board of Directors did not deem an audit committee necessary due to the small size of the Company, the fact that 88.2% of the Company's assets are in cash and due to the fact that Diversified Realty, Inc. is not publicly traded or listed on any securities exchange.

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.

DIVERSIFIED REALTY, INC.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company to its Chief Executive Officer for 2003, 2002 and 2001.

Name of Individual			Calendar		 Total Cash
   and Position   			  Year  		 Compensation

Paul J. McCann                           2003               None
Chief Executive Officer                  2002               None
                                         2001              $44,000

No other officer compensation exceeded $100,000 annually during 2001, 2002 or 2003. The Company has not adopted a formal plan for the compensation of
directors.  During 2003, the Company paid $1000  to the directors.   The
Company does not have any employment agreements and did not provide any long term compensation, stock or other form of non-cash compensation to any of the individuals listed above in the last 3 fiscal years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners
Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on January 31, 2004.

							Amount and Nature
Title of		Name and Address of	Of Beneficial	Percent
Class   		Beneficial Owner		Ownership         of Class

$.10 Par Value   M Corp                   5,076,708 (1)     94.6%
Common Stock     110 Second Street South  Direct
                 Great Falls, Montana

(1)	S. M. McCann, M. A. Arneson and other members of the Anne Marie and
Paul J. McCann family own directly or indirectly a majority of the outstanding stock of M Corp, which company owns 5,076,708 shares (94.6%) of the outstanding common stock of the Company. Members of the Anne Marie and Paul J. McCann family own directly 3,033 shares (.06%) of the Company's stock. Anne Marie and Paul J. McCann, parents of S. M. McCann and M. A. Arneson and grandparents of Tyler Arneson, each disclaim beneficial ownership of any shares of stock not owned of record directly by them. Neither Anne Marie nor Paul J. McCann personally own of record any shares of stock in the Company.

DIVERSIFIED REALTY, INC.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	  -Continued

(b)	Security Ownership of Management

The following sets forth as of January 31, 2004, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

				Amount and Nature
Name of Beneficial Owner        of Beneficial Ownership		Percent

Paul J. McCann					-- (1)			  --
1582 Gulf Blvd, Unit 1201
Clearwater, Florida   33767

All Directors and Officers
  As a Group	                        -- (1)                    --

(1)	See Note (1) Item 11(a) on preceding page.

(c)	Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, M Corp and its other subsidiaries, are disclosed in Note 6 of the notes to financial statements in the Annual Report to Shareholders for the year ended December 31, 2003, which note is incorporated herein by reference. M Corp owns approximately 94.6% of the Company's outstanding common stock.

DIVERSIFIED REALTY, INC.

PART IV

ITEM 13.	EXHIBITS AND REPORTS
(a)	Exhibits

Signatures						         			  8
No. 3.1  	Articles of Incorporation                               9
No. 3.2	        By-Laws                                         9
No. 10		Material Contracts                                9
No. 13 - 	Diversified Realty, Inc., Annual Report to
                Shareholders for the year ended
                December 31, 2003, incorporated by reference
                in this Form 10-KSB                                 20
No. 14.1-  	Code of Ethics                                          11-12
No. 16  	Letter on change in certifying accountant               13
No. 23.1	Letters of Consent                                      13-14
No. 27		Financial Data Schedules - Diversified Realty, Inc.,
	        Annual Report to Shareholders for the year ended
                December 31, 2003, Pages 6-14 of Exhibit 13,
                incorporated by reference in this Form 10KSB        20
No. 31.1 	Certification required under Section 302                15-16
No. 31.2  	Certification required under Section 302                17-18
No. 32.1 	Certification required under Section 906                19
No. 32.2  	Certification required under Section 906                19

(b)	Reports on Form 8-K
No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2003. Subsequently, Form 8-K was filed on February 24, 2004, upon engagement of new auditing firm, Anderson
ZurMuehlen, effective with the year end audit as of December 31, 2003.

ITEM 14. 	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees

The aggregate fees for professional services rendered by Dwyer & Company, CPA, PC for the audit of annual financial statements and its review of financial statements included in Forms 10-QSB in fiscal years 2002 and 2003 were $4,800 and $1,800, respectively. The aggregate fees billed for professional services rendered by Anderson ZurMuehlen & Co., P.C. for its audit of our annual financial statements in the fiscal year 2003 were $9,000.

Audit-Related Fees

Aggregate fees for audit related services by Dwyer & Company CPA PC in regards to re-issuance of their audit report for the period ending December 31, 2002 for inclusion in 2003 annual reports were $422.

Tax Fees

There were no professional service fees rendered by the principal accountant for tax advice, tax compliance or tax planning for the fiscal years 2002 and 2003.

Other Fees

During the fourth quarter of the year ended December 31, 2003 the Company was billed $8,650 by independent accountant, Donald R. Strizki, CPA PC, for the preparation and filing of the Schedule 13e-3 on behalf of the Company. There were no other fees during 2002.

DIVERSIFIED REALTY, INC.

ITEM 15.    PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND
	        AFFILIATED PURCHASERS.

The following table represents the total number of shares repurchased by Diversified Realty, Inc. during 2003.

					         Total Number of      Maximum Number
		Total Number Average Price Shares Purchased as  of Shares that May
		of Shares    Paid	         a Part of Publicly   Yet Be Purchased
		Purchased    Per Share      Announced Plans	Under the Plans

Period

Jan 1-31, 2003	 21.8		$.50			-0-			-0-
Feb 1-29, 2003	  -0-		 .50			-0-			-0-
Mar 1-31, 2003	  -0-		 .50			-0-			-0-
Apr 1-30, 2003	 41.8		 .50			-0-			-0-
May 1-31, 2003	 20		 .50			-0-			-0-
June 1-30,2003	 -0-		 .50			-0-			-0-
July 1-31, 2003	 101		 .50			-0-			-0-
Aug 1-31, 2003	 279.8	 .50			-0-			-0-
Sept 1-30,2003	 -0-		 .50			-0-			-0-
Oct 1-31, 2003	 102.8	 .50			-0-			-0-
Nov 1-30, 2003	 -0-		 .50			-0-			-0-
Dec 1-31, 2003	 -0-		 .50			-0-			-0-

   Totals		567.2		$.50			-0-			-0-


All transactions in the cash repurchase of 567.2 shares were not done pursuant to publicly announced plans or programs, and were done at the request of shareholders via phone calls or letters. The registrant's stock is not traded on any securities exchange. There exists no public market for the registrant's stock.

DIVERSIFIED REALTY, INC.

SIGNATURES






In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIVERSIFIED REALTY, INC.




Date:  March 31, 2004	By: s/R. Bruce Robson
	          R. Bruce Robson,
	          President
		 Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2004.


Director	s/Tyler Arneson
	  Tyler Arneson


Director 	s/S. M. McCann
	   S. M. McCann


Chief Financial Officer	 s/D. Mellinger
	   D. Mellinger


Chief Executive Officer	s/Paul J. McCann
	    Paul J. McCann

DIVERSIFIED REALTY, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION


The Articles of Incorporation were signed on December 2, 1957. There have been no amendments to the Articles of Incorporation during the 2003 or 2002 calendar years.








EXHIBIT 3.2

BY-LAWS


During the last two years ending December 31, 2003 and December 31, 2002, there were no changes to the Diversified Realty, Inc. By-laws.







EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during 2003 or 2002.

DIVERSIFIED REALTY, INC.

EXHIBIT 14.1

CODE OF ETHICS

Principals Governing Professional and Ethical Conduct

It is the policy of Diversified Realty, Inc. (the "Company") that the Company's Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller (or persons performing similar functions) adhere to, advocate and promote the following principals:

	-Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
	-Full, fair, accurate, timely and understandable disclosures in reports and documents that the Company files with, or submits to, the SEC and other public communications made by the Company; and
	-Compliance with laws, rules and regulations applicable to the Company.


Reporting and Treatment of Violations

Persons, who become aware of suspected violations of this Code should report such suspected violations promptly to the Chief Financial Officer, who will forward such report to the Company's Chief Executive Officer and Board of Directors. To assist in the response to or investigation of the alleged violation, the report should contain as much specific information as possible to allow for proper assessment of the nature, extent and urgency of the alleged violation. Without limiting the foregoing, the report should, to the extent possible, contain the following information:
	-the alleged event, matter or issue that is the subject of the alleged violation;
	-the name of each person involved;
	-if the alleged violation involves a specific event or events, the approximate date and location of each event; and -any additional information, documentation or other evidence available relating to the alleged violation.

The Chief Executive Officer shall have the power to monitor, investigate, make determinations and recommend action to the Board of Directors with respect to violations of this Code. In determining whether a violation of this Code has occurred, the Chief Executive Officer may take into account:
	-the nature and severity of the violation;
	-whether the violation was a single occurrence or involved repeated occurrences;
	-whether the violation appears to have been intentional or inadvertent; -whether the person in question had been advised prior to the violation
	 as to the proper course of action;
	-whether the person in question had committed other violations in the
	 past; and
	-such other facts and circumstances as the Chief Executive Officer shall deem advisable in the context of the alleged violation.

DIVERSIFIED REALTY, INC.

CODE OF ETHICS

Consequences of Violations

If a violation is substantiated, the Board of Directors, upon the recommendation of the Chief Executive Officer, may impose such sanctions or take such actions as it deems appropriate, including but not limited to, the following:
	-Disciplinary action (including censure, re-assignment, demotion, suspension or termination);
	-Pursuit of any and all remedies available to the Company for any damages or harm resulting from a violation, including injunctive relief; and
	-Referral of matters to appropriate legal or regulatory authorities for investigation and prosecution.


Requests for Waivers and Changes in Code

A waiver of a provision of this Code shall be requested whenever there is reasonable likelihood that a contemplated action will violate the Code. Any waiver (including an implicit waiver) that constitutes a material departure from a provision of the Code shall be publicly disclosed on a timely basis, to the extent required by applicable rules and regulations of the SEC. In addition, any amendments to this Code (other than technical, administrative or other non-substantive amendments) shall be publicly disclosed on a timely basis, to the extent required by applicable rules and regulations of the SEC.

DIVERSIFIED REALTY, INC.

EXHIBIT 16

LETTER ON CHANGE IN CERTIFYING ACCOUNTANT

[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6TH street North, Suite 200, Great Falls, MT   59401
Phone (406) 453-2463  Fax (406) 727-3225




February 23, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

I have read the Form 8-K, item 4, for Diversified Realty, Inc.
(SEC File No. 0-2864) dated February 23, 2004, and I agree with the statements made therein concerning my resignation.


Sincerely,



 /s/ Michael K. Dwyer
Michael K. Dwyer, CPA

DIVERSIFIED REALTY, INC.

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

[LETTERHEAD OF ANDERSON ZURMUEHLEN & CO., P.C.]

We consent to the use in this report on Form 10KSB of our report dated March 5, 2004, relating to the financial statements as of and for the year ended December 31, 2003 of Diversified Realty, Inc.





	/s/ Anderson ZurMuehlen & Co., P.C.

DIVERSIFIED REALTY, INC.

EXHIBIT 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS - CONTINUED

[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6TH street North, Suite 200, Great Falls, MT   59401
Phone (406) 453-2463



We consent to the use in this report on Form 10KSB of our report dated April 2, 2003, relating to the financial statements as of and for the year ended December 31, 2002 of Diversified Realty, Inc.



/s/ Dwyer & Company, CPA, PC
    Dwyer & Company, CPA, PC

DIVERSIFIED REALTY, INC.

EXHIBIT 31.1

CERTIFICATION

I, Paul J. McCann, certify that:


1. I have reviewed this annual report on Form 10-KSB of Diversified Realty, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Diversified Realty, Inc., as of, and for, the periods presented in this report.

4. Diversified Realty, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Diversified Realty, Inc. and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Diversified Realty, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

DIVERSIFIED REALTY, INC.

CERTIFICATION

 5. Diversified Realty Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Diversified Realty, Inc.'s auditors and the audit committee of Diversified Realty, Inc.'s Board of Directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Diversified Realty, Inc.'s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Diversified
   Realty, Inc.'s internal control over financial reporting.



    Date: April 15, 2004             s/Paul J. McCann
                                        Paul J. McCann,
                                        Chief Executive Officer

DIVERSIFIED REALTY, INC.

EXHIBIT 31.2

CERTIFICATION

I, D. Mellinger, certify that:

1. I have reviewed this annual report on Form 10-KSB of Diversified Realty, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Diversified Realty, Inc., as of, and for, the periods presented in this report.

4. Diversified Realty, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Diversified Realty, Inc. and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Diversified Realty, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

DIVERSIFIED REALTY, INC.

CERTIFICATION

5. Diversified Realty Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Diversified Realty, Inc.'s auditors and the audit committee of Diversified Realty, Inc.'s Board of Directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Diversified Realty, Inc.'s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Diversified Realty, Inc.'s internal control over financial reporting.



    Date: April 15, 2004             s/D. Mellinger
                                       D. Mellinger,
					 Chief Financial Officer

DIVERSIFIED REALTY, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Diversified Realty, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:  April 14, 2004   s/Paul J. McCann
                         Paul J. McCann, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Diversified Realty, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Mellinger, Chief Financial Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:  April 14, 2004      s/D. Mellinger
   			         D. Mellinger,
                           Chief Financial Officer

DIVERSIFIED REALTY, INC.


ANNUAL REPORT


2003

DIVERSIFIED REALTY, INC.
ANNUAL REPORT

DESCRIPTION AND LINES OF BUSINESS

Diversified Realty, Inc. (herein referred to as the "Company") is a majority-owned subsidiary of M Corp, a financial holding company. As of December 31, 2003, M Corp owned approximately ninety-five percent of the outstanding common stock of the Company.

The Company was formed as a Montana corporation on December 23, 1957 as "Prudential Diversified Services" and from 1963 to 1966 was involved in a Chapter X bankruptcy and reorganization proceeding. From the plan of reorganization adopted by the United States District
Court, creditors and holders of outstanding debentures were given the right to tender and convert to common stock of Diversified Realty, Inc. by December 30, 1972.
Currently, Diversified Realty, Inc. is primarily engaged in the ownership and rental of 10 units of real property located exclusively in Yellowstone County, Montana. The units have an average occupancy rate of 16 people. The
Company owns one property, not operated as a rental, located in Clearwater, Florida which is currently listed for sale with Caldwell Banker.

Information as of December 31, 2003, concerning the gross carrying amount of real property, accumulated depreciation and encumbrances on a property by property basis is presented in Note 4, Investments in Real Estate, of the Notes to Financial Statements. The Company does not own any one property which is equal to 10% or more of the Company's total assets and believes that all real property is adequately insured against loss. The Company does not rely on just one or two tenants for its income. All lease agreements are short term, expiring more than once per year. The Company employed three part time persons in 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Income decreased $66,255, 191.7%, in 2003 as compared with 2002. The decrease in net income in 2003 as compared with 2002 was due primarily to an increase in legal and accounting expenses and a decrease in dividend and interest revenue during 2003.

Dividend and interest income decreased $9,342, 35.9%, in 2003 as compared with 2002. The decrease in dividend and interest income in 2003 as compared with 2002 was due to a decrease in rates earned by the Company.
1

DIVERSIFIED REALTY, INC.

ANNUAL REPORT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued

Total operating expenses increased $43,696, 60.6%, in 2003 as compared with 2002. Other expenses increased $30,415, 54%, in 2003 as compared with 2002 due to increases in operating costs, mainly professional fees.

Income tax expense increased $13,186, 121.5%, in 2003 as compared with 2002 due to the increase in deferred tax items as noted in
Note 5. The Company files a consolidated federal income tax return with the Company's parent company and other affiliates.

The Company has spent a great deal of time and effort planning and filing a Schedule 13e-3 and a Schedule 13e-3/A with the Securities Exchange Commission in order to merge with DRI, Inc., a company formed November 10, 2003. The purpose of the merger is to provide a source of liquidity to the unaffiliated security holders and to enable the Company to eliminate the burdensome time, expenses and costs associated with operating a public company.

Transactions with the Company's parent company and its affiliates during 2003 and 2002 are disclosed in Note 6, Related Party
Transactions, of the Notes to Financial Statements.

The Company is considering acquisitions that would deplete the Company's available cash and thus affect the liquidity of the Company. The acquisition is discussed in Note 7 to the Financial
Statements.

DIVERSIFIED REALTY, INC.

ANNUAL REPORT TO SHAREHOLDERS

FINANCIAL REPORT

DECEMBER 31, 2003





CONTENTS




                                                        PAGE

	Auditor's Reports                                 4-5


FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2003 and 2002	        6
Statements of Income for the Years Ended
             December 31, 2003 and 2002	              7

Statements of Stockholders' Equity for the Years Ended
              December 31, 2003 and 2002	              8

Statements of Cash Flows for the Years Ended
              December 31, 2003 and 2002	              9

     Notes to Financial Statements	                    10-14

OTHER INFORMATION	                                      15

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Diversified Realty, Inc.
Great Falls, MT

We have audited the accompanying balance sheet of Diversified Realty, Inc. as of December 31, 2003, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diversified Realty, Inc. for the year ended December 31, 2002 were audited by other auditors whose report, dated April 2, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Realty, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



S/Anderson ZurMuehlen & Co., P.C.

Anderson ZurMuehlen & Co., P.C.
828 Great Northern Boulevard
P.O. Box 1040
Helena, MT   59624-1040

March 5, 2004

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Diversified Realty, Inc.
Great Falls, MT   59401

We have audited the accompanying balance sheet of Diversified Realty, Inc., as of December 31, 2002, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Realty, Inc., as of December 31, 2002, and the results of its operation and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




s/Dwyer & Company, CPA, PC

Dwyer & Company, CPA, PC
18 6th Street North, Suite 200
Great Falls, MT   59401


April 2, 2003
Great Falls, MT

DIVERSIFIED REALTY, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS		                             2003              2002
Current Assets
   Cash (Note 2)                         $ 2,243,026        $ 2,237,202
   Marketable Securities (Note 3)              3,290              2,832
   Prepaid Expenses                            4,662                --
   Income Tax Prepayments                        --              12,032
   Due From Parent Company (Note 6)          113,951            114,132
             Total Current Assets        $ 2,364,929        $ 2,366,198

Investments in Property, Plant and
  Equipment, at Cost (Note 4)
   Land                                       12,761            12,761
   Buildings                                 340,815           340,815
   Furniture, Fixtures and Equipment           4,897            66,467
		                                 358,473           420,043
      Less Accumulated Depreciation         (184,855)         (231,659)
      Net Property, Plant and Equipment      173,618           188,384

Other Assets
   Long-Term Deferred Income Taxes (Note 1,5)  4,052            16,450

Total Assets                             $ 2,542,599       $ 2,571,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accrued Expenses                     $    13,300        $    10,707
   Current Deferred Income Taxes              1,340                654
            Total Current Liabilities   $    14,640        $    11,361

Stockholders' Equity
   Common Stock, $.10 Par Value,
   5,367,108 and 5,367,675 shares issued and
   outstanding as of December 31, 2003 and
   2002, respectively                       536,711             536,768
Capital Surplus                           1,927,078           1,927,304
Retained Earnings                            62,221              93,921
Accumulated Other Comprehensive Income
   (Note 1)                                   1,949               1,678
   Total Stockholders' Equity             2,527,959           2,559,671

Total Liabilities and Stockholders'
   Equity                               $ 2,542,599         $ 2,571,032



                         See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Income                                           2003        2002
   Rent                                        $ 69,729     $ 69,760
   Dividends and Interest                        16,656       25,998
                                                 86,385       95,758

Expenses
   Salaries and Payroll Costs                     2,427          431
   Property Taxes and Licenses                   22,842       20,113
   Depreciation                                  14,766       15,345
   Other Expenses                                75,714       36,164
                                                115,749       72,053

Income (Loss) Before Income Taxes               (29,364)      23,705

Provision for Income Taxes (Note 5)              (2,336)      10,850

            Net Income (Loss)                  $(31,700)    $ 34,555

Other Comprehensive Income (Loss)
   Net of Income Taxes:
   Unrealized Holding Gains (Losses)                271        1,678

		Comprehensive Income (Loss)    $     (31,429)   $ 36,233

Basic Earnings (Loss) Per Share                 $ (0.01)     $  0.01

Weighted Average Shares                        5,367,535   5,369,394






                           See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

							          		    Accumulated
								  		    Other
				 	 Common     Capital   Retained  Comprehensive
				  	 Stock	Surplus   Earnings  Income      Total

Balances, January 1, 2002   $ 536,974 $1,928,129 $59,366  $  -0-  $ 2,524,469
Net Income						        34,555 	           34,555

Cancelled Stock		        (206)      (825)                       (1,031)

Net Unrealized Holding Gains
  Net of income taxes of $1,154				       1,678      1,678

Balances, December 31, 2002 $ 536,768 $ 1,927,304 $93,921  $ 1,678 $2,559,671

Net Loss						        (31,700)  	      (31,700)

Cancelled Stock		             (57)    (226)				   283)

Net Unrealized Holding Gains,
  Net of income taxes of $187	         			            271       271

Balances, December 31, 2003 $ 536,711  $ 1,927,078 $62,221  $ 1,949 $ 2,527,959








See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

INCREASE (DECREASE) IN CASH
  							2003  	  2002
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash Received From Customers  		$ 69,804  	$ 70,011

  Cash Paid to Suppliers and Employees  	(91,264)  	(85,043)

  Dividends & Interest Received in Cash  	16,656   	 25,998

  Income Taxes Received (Paid) in Cash 	10,730   	  (550)

Net Cash Provided By Operating Activities 5,926   	 10,416

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash Purchase of Equipment     		--  		(1,073)

Net Cash Used By Investing Activities  	0   		(1,073)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of Common Stock  		(283)  	(1,030)

  Net Cash Advances From (To) Parent Company 181        3,335

Net Cash Provided By (Used In) Financing
Activities 						(102)         2,305

     NET INCREASE IN CASH  			5,824   	  11,648

     CASH - BEGINNING OF YEAR  		2,237,202      2,225,554

     CASH - END OF YEAR  			$ 2,243,026  $ 2,237,202


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Income(Loss)  				$ (31,700) $ 	34,555

Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities:

  Depreciation  				 	14,766   	 	15,345

  Deferred Taxes  				 12,897          (12,650)

  Changes in Operating Assets and Liabilities

    Decrease in Income Tax Prepayments  	 12,032   	   	950

    (Increase) Decrease in Prepaid Expenses(4,662)     	  --

    Increase (Decrease) in Current Liabilities 2,593       27,784)

NET CASH PROVIDED BY OPERATING ACTIVITIES $ 5,926    $     10,416



See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations, Risks and Uncertainties

The Company is engaged in the ownership and rental of ten properties located exclusively within Yellowstone County, Montana. The Company's rental operations are dependent in large part upon the economy and rental conditions within Yellowstone County, Montana. The Company leases its properties to lessees with terms of less than one year.

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

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

(e) Comprehensive Income

Comprehensive income includes the difference between the total net unrealized gain on available-for-sale securities at December 31, 2003 and the deferred income taxes applicable to the net unrealized gain.

DIVERSIFIED REALTY, INC.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

(f) Retirement Plans

The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the employee's deferred compensation up to a maximum of $1,080 per year. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $0 for 2003 and 2002.

(g)	Earnings Per Share
Basic earning per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

(h)	Reclassifications

Certain reclassifications have been made to the prior year amounts to make them comparable to the 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

2.	CASH BALANCES

The Company maintains cash accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, cash balances totaling $2,085,152 were uninsured by either the SIPC or the FDIC.

3. INVESTMENT SECURITIES

In accordance with SFAS No. 115, the Company classifies all of its current and noncurrent investments, as available for sale.
Following is a summary of the Company's investments:

	Current Assets:			 2003	       2002
	Cost				 $       --    $     --
	Gross Unrealized Holding Gain         3,290	      2,832

	Fair Value			 $    3,290	$     2,832

Unrealized gains or losses are shown as other comprehensive income or loss in the Company's statements of income for 2003 and 2002.

4.  INVESTMENTS IN REAL ESTATE

                               GROSS AMOUNT CARRIED
                                 ON BALANCE SHEET
                 DATE          AT DECEMBER 31, 2003     ACCUMULATED     AMOUNT OF
DESCRIPTION  CONSTRUCTED    LAND   BUILDINGS   TOTAL    DEPRECIATION   ENCUMBRANCE
Investment
 Property
 Florida         1988    $    -    $122,000   $122,000     $  59,084       $  -

Rental Units
  Montana        Var.         -     218,815    218,815       122,355          -

Miscellaneous
  Properties              12,761       -        12,761          -             -

Totals                   $12,761   $340,815   $353,576     $ 167,659       $  -


Reconciliations Of Total Real Estate Carrying Value For The Two Years Ended December 31, 2003 are as follows:

                                               2003              2002
Balance, Beginning of Year                  $353,576           $353,576
  Less Retirements                              -                  -
Balance, End of Year                        $353,576           $353,576

Reconciliations Of Accumulated Depreciation For The Two Years Ended December 31, 2003 are as follows:

                                               2003              2002
Balance, Beginning of Year                  $167,659           $153,879
  Add Provision for Depreciation              13,780             13,780
  Less Retirements and Sales                     -                  -
Balance, End of Year                        $181,439           $167,659

DIVERSIFIED REALTY, INC.

5.	INCOME TAXES

	INcome tax expense (benefit) consists of the following:



					2003	      2002

	Current:
	U.S. Income Taxes      $ (10,611)  $	300
	State Income Taxes            50          1,500
                               (10,561)         1,800
	Deferred:
	U.S. Income Taxes         10,962       (10,750)
	State Income Taxes         1,935        (1,900)
			              12,897       (12,650)

				$      2,336   $     (10,850)

The components of income tax expense (benefit) consist of the following:

							2003		2002



Using Federal Statutory Rate 	$      (5,950)	$      8,060
Increase (Reduction) in Tax
resulting from:

  Non-Taxable Interest                 (5,490)        (7,631)
  Meals and Entertainment                  81             31
  State Income Taxes                        8           (187)
  Depreciation Expense                    740             -
  Other, Net                                -             27

    Current Federal Tax Provision $   (10,611)   $       300

The components of deferred tax assets on the balance sheet as of December 31, 2003 and 2002 are related to the following:

							2003    	2002

	Deferred Income Tax Assets:
	Accumulated Depreciation    $	  4,052	$	16,450
	State Income Taxes                -                -

	                                4,052           16,450
	Deferred Income Tax Liabilities:
	Unrealized Gain on Available-For
	  Sale Securities               1,340             654


                                   $	2,712    $	15,796




Current Portion Net Deferred Tax   $  (1,340)    $       (654)
   Liability
Long-Term Portion Net Deferred
   Tax Asset                            4,052           16,450

                                    $   2,712	 $      15,796

DIVERSIFIED REALTY, INC.

6.	RELATED PARTY TRANSACTIONS

During 2003 and 2002 the Company received managerial assistance from
M Corp, its parent company, at no cost to the Company. The Company owns ten of the thirty-four condominium units of the Cedar Grove Condominiums located in Billings, Montana. The Company paid condominium fees and assessments to the Cedar Grove Condominium Association, Inc. during 2003 and 2002 in the amounts of $12,540 each year. In addition to the foregoing, the Company had transactions with its parent company or subsidiaries of its parent company, as follows:
						     2003	  2002

	Cash Transfers From Parent	$   (7,000)	  --
	Charges For Insurance		    (3,961)	(3,335)
	Current Income Tax Benefit Due
	   From Parent                    10,780	  --
	Net Transactions with Parent	$     (181)	$(3,335)


7. COMMITMENTS AND CONTINGENCIES

The Board of Directors has approved the Company's participation in an attempt to purchase a savings and loan institution. The Company will participate in the purchase with its parent, M Corp. Should the purchase take place, the liquidity of the Company will be significantly affected.

The Board of Directors has approved a merger between a newly formed company and Diversified Realty, Inc. in order to take the Company private. Schedule 13e-3 and Schedule 13e-3/A have been filed electronically with the Securities Exchange Commission, and can be viewed at www.sec.com.

DIVERSIFIED REALTY, INC.

DIRECTORS AND OFFICERS

NAME					OCCUPATION

R. Bruce Robson			Data Processing Manager
President				Sletten Construction Co.
Chairman of the Board		Great Falls, Montana

John Ross				Sales Representative
Director				Maytag Corporation
					Billings, Montana

Tyler Arneson			Carpenter,
Director				Billings, Montana

S. M. McCann			Attorney at Law, Investor,
Director				San Luis Obispo, California

Paul J. McCann			C.E.O., Business Manager
Chief Executive Officer		Clearwater, Florida

D. M. Mellinger			Accountant
Chief Financial Officer		Great Falls, Montana


MARKET INFORMATION

The common stock of Diversified Realty, Inc. is not traded on any securities exchange, nor are records kept of any quotations by securities dealers or Pink Sheets, LLC. To the best knowledge of the Company, bid and asked quotations for Diversified Realty, Inc., common stock are not reported in any newspapers.

No dividends were paid in 2003 or 2002.

There are approximately 2,184 holders of record of the Company's common stock.

A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.



DIVERSIFIED REALTY, INC.
P. O. Box 2249
110 Second Street South
Great Falls, MT  59403-2249
406-727-2600