Form 10QSB
period 2004-03-31
DIVERSIFIED REALTY INC
filed 2004-06-25
CIK 29258

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended  March 31, 2004

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes___   No  ___

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                    Outstanding at March 31, 2004
$.10 Par Value Common Stock             5,366,841 Shares

Transitional Small Business Disclosure Format(Check One): Yes ; No  X.

DIVERSIFIED REALTY, INC.

FORM 10-QSB INDEX

MARCH 31, 2004

 Page Number
PART I

  Condensed Financial Statements:

Balance Sheet March 31, 2004                               2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2004 and 2003               3

Statements of Cash Flows -
  Three Months Ended March 31, 2004 and 2003               4

Notes to Financial Statements	                           5

  Management's Discussion and Analysis
  of the Statements of Income                              6

  Controls and Procedures                                  7

PART II

  Other Information	                                 8-9

  Signatures                                              10

  Exhibits                                             11-17

DIVERSIFIED REALTY, INC.

BALANCE SHEET

AS OF MARCH 31, 2004

(Unaudited)

ASSETS

Current Assets

   Cash 			$	2,254,800

   Marketable Securities	            3,502

   Accounts Receivable			       52

   Due From Parent Company		  113,951

   Prepaid Expenses		            3,108

       Total Current Assets		2,375,413


Property, Plant and Equipment, Net        170,026

Other Assets
   Long-Term Deferred Tax Asset		    6,600


       Total Assets	       $	2,552,039


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued
   Liabilities			$	  21,211

  Current Deferred Income Taxes		   1,427

       Total Current Liabilities	  22,638

Stockholders' Equity

  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,366,841 shares issued &
    outstanding		                 536,684

  Additional Paid-In-Capital	       1,926,971

  Retained Earnings                       63,671

   Accumulated Other Comprehensive
     Income 		                   2,075

     Total Stockholders' Equity		2,529,401

Total Liabilities and
  Stockholders' Equity		$	2,552,039


See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

STATEMENTS OF INCOME

(Unaudited)

				For The Three Months
					Ended
					March 31,
				2004		2003


Operating Revenues	$	20,895 	$	21,729



Operating Expenses		21,994 		13,297

Operating Income(Loss)		(1,099)		8,432

Income Tax (Expense) Benefit	2,548 		(1,875)



Net Income	 	$	1,449 	$	6,557

Other Comprehensive
 Income(Loss)
   Net of Income Taxes:

Unrealized Holding
  Gains(Losses) 		 126 		   36

Comprehensive Income	$	1,575 	$	 6,593


Basic Earnings Per Share$	0.0003 		0.0012

Weighted Average Shares	     5,366,937 	     5,367,760








See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)



					For The Three Months
						Ended
						March,
					2004		2003
CASH FLOWS FROM
  OPERATING ACTIVITIES

    Net Cash From Operations 	$	12,407 	$	16,701

    Income Taxes (Paid) in Cash		 (500)		   0

Net Cash Provided By 		        11,907 		16,701
     Operating Activities


CASH FLOWS FROM
  FINANCING ACTIVITIES

   Repurchase of Common Stock		(133)		 (22)

   Net Cash Advances
      From (To) Parent Company		  0 		  600


Net Cash Provided (Used) By
   Financing Activities		       (133)		  578

     NET INCREASE IN CASH	      11,774 	       17,279

     CASH - BEGINNING OF PERIOD	   2,243,026 	    2,237,202

     CASH - END OF PERIOD	$  2,254,800 	$   2,254,481






See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2004

Note 1.  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2004 and the results of the Company's operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The results of perations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Parent - M Corp, Great Falls, Montana owns approximately 95% of the outstanding shares of the Company.

Note 2.  Significant Accounting Policies
For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

Comprehensive income includes net income, as well as other changes in stockholder's equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

Basic earnings per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

Note 3.  Contingencies
The Board of Directors has approved the Company's participation in an attempt to purchase a savings and loan institution. The Company will participate in the purchase with its parent, M Corp. Should the purchase take place, the liquidity of the Company will be significantly affected.

The Board of Directors has approved a merger between a newly formed company and Diversified Realty, Inc. in order to take the Company private and such merger is pending. Schedule 13e-3 and Schedule 13e-3/A have been filed electronically with the Securities Exchange Commission, and can be viewed at www.sec.com.

Note 4.  Subsequent Event
Diversified Realty, Inc. owned one property, not operated as a rental unit, in Clearwater, Florida which was listed for sale
as of March 31, 2004.   On May 25, 2004 the Company sold this
property which is carried on the financial statements at a cost of
$122,000 with $60,938 in accumulated depreciation.    The net
roceeds from the sale, $484,231, are currently being held by Asset Preservation Inc. pending a like-kind exchange expected to occur in the second or third quarter of 2004. The Company has not yet identified the new property in connection with this exchange.

DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF THE INCOME STATEMENT

March 31, 2004

A summary of the period-to-period changes in items included in the statements of income is shown below.

                                     COMPARISON OF

                                     THREE MONTHS
                                        ENDED
                                       MARCH 31,
                                   2004    AND  2003

Revenues		       $    (834)      (3.8%)


Expenses			    8,697     (65.4%)


Net Income		            (5,108)   (77.9%)

Revenues decreased $834 (3.8%) in the first three months of 2004 as compared with the first three months of 2003 due to a 10.2% decrease in interest revenues of $440 and a decrease in rental
income of $397 (2.3%).    Operating expenses increased $8,697
(22.5%) in the first three months of 2004 as compared with the first three months of 2003 due primarily to an increase in travel and transportation expenses,an increase in insurance rates, and an increase in personnel services expenses. The provision for income tax expense decreased $4,423 (235.9%) in the first three months of 2004 as compared with the first three months of 2003 due to the decrease in operating income.

DIVERSIFIED REALTY, INC.

CONTROLS AND PROCEDURES

MARCH 31, 2004

Evaluation of disclosure controls and procedures. Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer during the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 1 3a-14 and 15d-14, are, to the best of their knowledge, effective.

Changes in internal controls, subsequent to the date of this evaluation. Our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules or regulations.

DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION


MARCH 31, 2004



ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION - CONTINUED


MARCH 31, 2004


ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

          Exhibit
          Number 	Description                               Page #

	3.1		Articles of Incorporation                     11
	3.2		By-Laws                                       11
	10		Material Contracts                            11
	16		Letter on change in certifying accountant     12
	31.1		Certification required under Section 302   13-14
	31.2		Certification required under Section 302   15-16
	32.1            Certification required under Section 906      17
	32.2            Certification required under Section 906      17


   (b)  Reports on Form 8-K

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

SIGNATURES



In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DIVERSIFIED REALTY, INC.
Registrant



Date:    June 25, 2004
                           By:    s/R. Bruce Robson
                                  R. Bruce Robson,
                                  President, Chairman of the Board




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 2004.



Director		s/Tyler Arneson
                          Tyler Arneson

Director                s/S.M. McCann
			  S.M. McCann

Chief Financial Officer	s/D. Mellinger
	                  D. Mellinger

Chief Executive Officer	s/Paul J. McCann
                          Paul J. McCann

DIVERSIFIDIVERSIFIED REALTY, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION


The Articles of Incorporation were signed on December 2, 1957.
There have been no amendments to the Articles of Incorporation during the first fiscal quarter of 2004.








EXHIBIT 3.2

BY-LAWS


During the first quarter ending March 31, 2004, there were no changes to the Diversified Realty, Inc. By-laws.







EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during the first quarter of 2004.

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


Sincerely,



 /s/ Michael K. Dwyer, CPA
Michael K. Dwyer, CPA

DIVERSIFIED REALTY, INC.

EXHIBIT 31.1

CERTIFICATION

I, Paul J. McCann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diversified Realty, Inc.

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

b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s first fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

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



    Date: June 25, 2004            s/Paul J. McCann
                                     Paul J. McCann,
                                   Chief Executive Officer

DIVERSIFIED REALTY, INC.

EXHIBIT 31.2

CERTIFICATION

I, D. Mellinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diversified Realty, Inc.

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

4. Diversified Realty, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Diversified Realty, Inc. and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Diversified Realty, Inc., including its consolidated s subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s first fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

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



    Date: June 25, 2004             s/D. Mellinger
                                      D. Mellinger,
                                      Chief Financial Officer

DIVERSIFIED REALTY, INC.
EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc.
on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:  June 25, 2004             	 s/Paul J. McCann
                                           Paul J. McCann,
                                          Chief Executive Officer


EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc. on
Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
D. Mellinger, Chief Financial Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:   June 25, 2004              	 s/D. Mellinger
					    D. Mellinger,
                                            Chief Financial Officer