Form 10QSB
period 2004-06-30
DIVERSIFIED REALTY INC
filed 2004-08-05
CIK 29258

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended  June 30, 2004

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by
a court. Yes         No  ___
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class          Outstanding at June 30,  2004
$.10 Par Value Common Stock             5,365,753 Shares

Transitional Small Business Disclosure Format (Check One): Yes ; No X .

DIVERSIFIED REALTY, INC.

FORM 10-QSB INDEX

JUNE 30, 2004

 Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  June 30, 2004	                                               2

Statements of Income and Comprehensive Income -
  Three Months and Six Months
Ended June 30, 2004 and 2003  	                               3

Statements of Cash Flows -
  Three Months and Six Months
            Ended June 30, 2004 and 2003                       4

Notes to Financial Statements	                               5

  Management's Discussion and Analysis
  of the Statements of Income                                  6

  Controls and Procedures                                      7

PART II

  Other Information	                                    8-9

  Signatures                                                 10

  Exhibits                                                11-17

DIVERSIFIED REALTY, INC.

BALANCE SHEET

AS OF JUNE 30, 2004

(Unaudited)
ASSETS

Current Assets

   Cash 	               $	2,249,191

   Marketable Securities		    3,168

   Due From Parent Company		  113,951

   Prepaid Income Taxes		            8,080

   Prepaid Expenses		            1,554

       Total Current Assets		2,375,944


Property, Plant and Equipment, Net	  105,449

Other Assets

   Restricted Cash		          483,531

       Total Assets	       $	2,964,924


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and
   Accrued Liabilities	       $	  18,606

  Current Deferred Income Taxes		   1,291

       Total Current Liabilities	  19,897

Long-Term Deferred Tax Liability	 169,900


Stockholders' Equity

  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,365,753 shares issued
    & outstanding                         536,575

  Additional Paid-In-Capital		1,926,535

  Retained Earnings		          310,140

   Accumulated Other Comprehensive Income   1,877

     Total Stockholders' Equity		2,775,127

Total Liabilities and
 Stockholders' Equity	       $	2,964,924


See Notes to Financial Statements.

		DIVERSIFIED REALTY, INC.

		   STATEMENTS OF INCOME
		            AND
		   COMPREHENSIVE INCOME

		   (Unaudited)


		  For The Three Months		  For The Six Months
		       Ended				 Ended
		      June 30,				June 30,
		  2004		  2003		  2004		  2003


Operating
 Revenues	$ 447,649 	$  22,433 	$ 468,545 	$  44,163



Operating
 Expenses	  32,060 	   21,571 	   54,055 	   39,881

Operating
 Income		 415,589 	      862 	  414,490 	    4,282

Income Tax
 (Expense)
   Benefit	(169,120)	    3,599 	 (166,572)	    1,724



Net Income 	$ 246,469 	$  4,461 	$ 247,918 	$   6,006


Other Comprehensive Income(Loss)
   Net of Income Taxes:

     Unrealized
      Holding Gains
      (Losses)	    (198)	     292 	     (72)	      328

        Comprehensive
         Income	$ 246,271 	$  4,753 	$ 247,846 	$   6,334

Basic Earnings
  Per Share	$   0.05 	$   0.001 	$    0.05	$   0.001

Weighted
 Average Shares	 5,366,252 	 5,367,701	 5,366,595	 5,367,730























		See Notes to Financial Statements

DIVERSIFIED REALTY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)



		                         For The Six Months
		                                Ended
		                               June 30,
		                           2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash from Operations		  7,542 	14,903

Income Taxes (Paid) in Cash		  (700)		   --

Net Cash Provided By
   Operating Activities	             $   6,842 	   $	14,903


CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received on Sale of Property	483,531           --


CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Common Stock		 (677)		 (42)


Net Cash Advances
   From (To) Parent Company		   --	        2,641


Net Cash Provided By
    Financing Activities		(677)		2,599

     NET INCREASE
      (DECREASE) IN CASH		489,696        17,502

     CASH - BEGINNING OF PERIOD	      2,243,026     2,237,202

     CASH - END OF PERIOD	    $ 2,732,722	  $ 2,254,704










See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2004

Note 1.  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2004 and the results of the Company's operations for the three months ended June 30, 2004 and 2003 and cash flows for the three months ended June 30, 2004 and 2003. The results of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.  Real Estate Sale
Diversified Realty, Inc. owned one property, not operated as a rental unit, in Clearwater, Florida. On May 25, 2004 the Company sold this property which was carried on the financial statements at a cost of $122,000 with $61,015 in accumulated depreciation. The Company recorded a gain of $426,451 during the second quarter of 2004. The net proceeds from the sale, $483,531, are currently being held by Asset Preservation Inc. pending a tax-deferred like-kind exchange expected to occur in the third quarter of 2004. The Company has identified the new property in connection with this exchange located at 2212 Broadwater Avenue in Billings, Montana and expects to complete the exchange in the third quarter of 2004.

DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF THE INCOME STATEMENT

June 30, 2004

A summary of the period-to-period changes in items included in the statements of income is shown below.

                               COMPARISON OF

                           THREE MONTHS		SIX MONTHS
                              ENDED	          ENDED
                             JUNE 30,	 	 JUNE 30,
                        2004    AND  2003          2004 AND 2003

Revenues             $ 425,216    (1,895%)       $ 424,382 (961%)


Expenses                10,489    (48.6%)          14,173 (35.5%)


Net Income             266,507   (5,973%)        266,412 (4,436%)

Revenues increased $424,382 (961%) in the first six months of 2004 as comparedwith the first six months of 2003 due to the sale of Clearwater, Florida property during May of 2004 resulting in a gain of $426,451 during second quarter, a decrease in interest and dividend revenues of $1,207 (13.2%), and a decrease in rental income of $863 (2.5%). Operating expenses increased $14,173 (35.5%) in the first six months of 2004 ($10,489 in the second quarter of 2004) as compared with the first six months of 2003 due primarily to an increase in legal fees and travel expenses. The provision for income tax expense increased $143,796 (8,339%) in the first six months of 2004 as compared with the first six months of 2003 due primarily to the deferred tax calculated on the gain on sale of property.

DIVERSIFIED REALTY, INC.

CONTROLS AND PROCEDURES

JUNE 30, 2004

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


JUNE 30, 2004



ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION - CONTINUED


JUNE 30, 2004


ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

    Exhibit
    Number 	Description                               Page #

     3.1	Articles of Incorporation                     11
     3.2	By-Laws                                       11
     10		Material Contracts                            11
     31.1	Certification required under Section 302   12-13
     31.2	Certification required under Section 302   14-15
     32.1       Certification required under Section 906      16
     32.2       Certification required under Section 906      16


   (b)  Reports on Form 8-K

         No current reports on Form 8-K were filed during second fiscal quarter of 2004.

SIGNATURES



In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DIVERSIFIED REALTY, INC.
Registrant



Date:    July 28, 2004		By:    s/R. Bruce Robson
                                         R. Bruce Robson,
					     President,
					Chairman of the Board




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 2004.



Director			s/Tyler Arneson
                                  Tyler Arneson

Director                        s/S.M. McCann
			          S.M. McCann

Chief Financial Officer		s/D. Mellinger
	                          D. Mellinger

Chief Executive Officer		s/Paul J. McCann
                                  Paul J. McCann

DIVERSIFIED REALTY, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION


The Articles of Incorporation were signed on December 2, 1957.
There have been no amendments to the Articles of Incorporation during the second fiscal quarter of 2004.



EXHIBIT 3.2

BY-LAWS


During the second quarter ending June 30, 2004, there were no changes to the Diversified Realty, Inc. By-laws.



EXHIBIT 10

MATERIAL CONTRACTS

On May 25,2004, a contract was executed for the sale of property located in Clearwater, Florida in the amount of $520,000. This property was carried on the financial statements at a cost of $122,000 with $61,015 in accumulated depreciation. The Company recorded a gain of $426,451 during the secondquarter of 2004. The net proceeds from the sale, $483,531 are held by Asset Preservation Inc. pending a tax-deferred like-kind exchange expected to occur during the third quarter of 2004. The Company has identified the new property in connection with this exchange located at 2212 Broadwater Avenue in Billings, Montana and expects to complete the exchange in the third quarter of 2004.

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

4. Diversified Realty, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Diversified Realty, Inc.
    and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to nsure that material information relating to Diversified Realty, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s second fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

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



    Date: July 28, 2004            s/Paul J. McCann
                                   Paul J. McCann,
				Chief Executive Officer

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

   b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

   c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s second fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

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



    Date: July 28, 2004         s/D. Mellinger
                                D. Mellinger,
                                Chief Financial Officer

DIVERSIFIED REALTY, INC.
EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc.
on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:  July 28, 2004             	 s/Paul J. McCann
                                           Paul J. McCann,
                                           Chief Executive Officer


EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Mellinger, Chief Financial Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:   July 28, 2004             s/D. Mellinger
				    D. Mellinger,
                                    Chief Financial Officer