Form 10QSB
period 2004-09-30
DIVERSIFIED REALTY INC
filed 2004-10-26
CIK 29258

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended  September 30, 2004

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
	      Yes  ___   No  ___
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class              Outstanding at September 30,  2004
$.10 Par Value Common Stock                   5,363,898.6 Shares

Transitional Small Business Disclosure Format (Check One): Yes   ; No  X .

DIVERSIFIED REALTY, INC.

FORM 10-QSB INDEX

SEPTEMBER 30, 2004

 Page Number
PART I

  Condensed Financial Statements:

Balance Sheet
  September 30, 2004	                                  2

Statements of Income and Comprehensive Income -
  Three Months and Nine Months
    Ended September 30, 2004 and 2003  	                  3

Statements of Cash Flows -
  Nine Months Ended September 30, 2004 and 2003           4

Notes to Financial Statements	                          5

  Management's Discussion and Analysis
  of the Statements of Income                             6

  Controls and Procedures                                 7

PART II

  Other Information	                                8-9

  Signatures                                             10

  Exhibits                                            11-17

DIVERSIFIED REALTY, INC.

BALANCE SHEET

AS OF SEPTEMBER 30, 2004

 (Unaudited)
ASSETS

Current Assets

   Cash 	                            $	2,275,079

   Marketable Securities		            3,204

   Prepaid Income Taxes		                   30,936

       Total Current Assets		        2,309,219

Property, Plant and Equipment, Net		  808,458

       Total Assets	                    $	3,117,677


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Liabilities   $	  32,752
  Due to Parent		                         136,049


  Current Deferred Income Tax Liability            1,306

       Total Current Liabilities		 170,107

Long-Term Deferred Tax Liability		  69,300


Stockholders' Equity

  Common Stock, $.10 Par Value,
    11,000,000 shares authorized,
    5,363,898 shares issued & outstanding	 536,389

  Additional Paid-In-Capital		       1,925,793

  Retained Earnings		                 314,189

   Accumulated Other Comprehensive Income 	   1,899

     Total Stockholders' Equity		       2,778,270

Total Liabilities and Stockholders' Equity   $ 3,117,677


See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

			For The Three Months	For The Nine Months
                              Ended			Ended
                  	September 30,		  September 30,
		        2004	    2003        2004		2003


Operating Revenues    $	30,963 	 $ 19,374     $	499,507       $	63,537



Operating Expenses	17,619     20,083        84,425		59,964

Income Before
  Income Tax		13,344 	    (709)	415,082          3,573

Income Tax
  (Expense) Benefit      3,456      1,648     (163,116)		 3,372



Net Income	      $ 16,800 	  $   939     $	251,966       $	 6,945

Other Comprehensive Income(Loss)
   Net of Income Taxes:

   Unrealized Holding
    Gains(Losses)           21 	     (94)          (50)		   234

      Comprehensive
        Income		16,821        845 	251,916          7,179

Basic Earnings
  Per Share	      $	 0.003 	  $  0.00     $	   0.05	      $  0.001

Weighted
  Average Shares     5,364,253	 5,367,374    5,365,809      5,367,554








See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.

STATEMENTS OF CASH FLOWS

                             (Unaudited)



		                           For The Nine Months
		                                 Ended
		                             September 30,
		                           2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Cash From Operations	       $  29,597      $	23,270
  Income Taxes Paid in Cash		(20,700)	  (50)

Net Cash Provided By
   Operating Activities		          8,897 	23,220


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sale of Property	483,531 	   --
  Cash Used to Purchase Property      (708,771)		   --



Net Cash Provided (Used) By
   Investing Activities		      (225,240)		   --


CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Purchases of Common Stock	(1,604)		 (232)

   Net Cash Advances
      From (To) Parent Company		250,000		3,961


Net Cash (Used) By
   Financing Activities		        248,396 	3,729

     NET INCREASE (DECREASE) IN CASH     32,053        26,949

     CASH - BEGINNING OF PERIOD	      2,243,026     2,237,202

     CASH - END OF PERIOD	$     2,275,079 $   2,264,151




See Notes to Financial Statements.

DIVERSIFIED REALTY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Note 1.  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2004 and the results of the Company's operations for the nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.  Real Estate Sale
Diversified Realty, Inc. owned one property, not operated as a rental unit, in Clearwater, Florida. On May 25, 2004 the Company sold this property which was carried on the financial statements at a cost of $122,000 with $61,015 in accumulated depreciation. The Company recorded a gain of $426,451 during the second quarter of 2004. The new property identified in connection with this exchange, located at 2212 Broadwater Avenue in Billings, Montana, was
purchased on August 1, 2004.   The cost of the new property totaled $708,771.
This property is a commercial building, currently leasing to three tenants.

DIVERSIFIED REALTY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE INCOME STATEMENT

September 30, 2004

A summary of the period-to-period changes in items included in the statements of income is shown below.

                                           COMPARISON OF

				  THREE MONTHS	         NINE MONTHS
				     ENDED	            ENDED
			    	  SEPTEMBER 30,	        SEPTEMBER 30,
     				  2004 AND 2003         2004 AND 2003

Revenues		          $  11,588    (60%)    $ 435,970 (686%)


Expenses			    (2,464)    (12%)       24,461  (41%)


Net Income		            15,860   (1,687%)     245,020 (3,527%)

Revenues increased $435,970 (686%) in the first nine months of 2004 as compared with the first nine months of 2003 due to the sale of Clearwater, Florida property during May of 2004 resulting in a gain of $426,451 during second quarter, an increase in interest and dividend revenues of $571 (4.6%), and an increase in rental income of $8,946 (17.6%). Operating expenses increased $24,461 (40.8%) in the first nine months of 2004 ($2,464 decrease during third quarter of 2004) as compared with the first nine months of 2003 due primarily to an increase in legal fees, travel expenses, depreciation, and property taxes paid during third quarter in connection with the 1031 tax-deferred exchange of properties. The provision for income tax expense increased $166,489 (4,937%) in the first nine months of 2004 as compared with the first nine months of 2003 due primarily to the deferred tax calculated on the gain on sale of property.

DIVERSIFIED REALTY, INC.

CONTROLS AND PROCEDURES

SEPTEMBER 30, 2004

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

DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION


SEPTEMBER 30, 2004



ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

DIVERSIFIED REALTY, INC.

PART II

OTHER INFORMATION - CONTINUED


SEPTEMBER 30, 2004


ITEM 6	EXHIBITS


          Exhibit
          Number 	Description                                   Page #

	3.1		Articles of Incorporation                        11
	3.2		By-Laws                                          11
	10		Material Contracts                               11
	31.1		Certification required under Section 302      12-13
	31.2		Certification required under Section 302      14-15
	32.1            Certification required under Section 906         16
	32.2            Certification required under Section 906         16

SIGNATURES



In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DIVERSIFIED REALTY, INC.
Registrant



Date:   October 25, 2004             By:      s/R. Bruce Robson
                            			R. Bruce Robson,
President, Chairman of the Board




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 2004.



Director					s/Tyler Arneson
                                                  Tyler Arneson

Director					s/S.M. McCann
			                          S.M. McCann

Chief Financial Officer				s/D. Mellinger
                                                  D. Mellinger

Chief Executive Officer				s/Paul J. McCann
                                                  Paul J. McCann

DIVERSIFIED REALTY, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION


The Articles of Incorporation were signed on December 2, 1957. There have been no amendments to the Articles of Incorporation during the third fiscal quarter of 2004.



EXHIBIT 3.2

BY-LAWS


During the third quarter ending September 30, 2004, there were no changes to the Diversified Realty, Inc. By-laws.



EXHIBIT 10

MATERIAL CONTRACTS

On May 25,2004, a contract was executed for the sale of property located in Clearwater, Florida in the amount of $520,000. This property was carried on the financial statements at a cost of $122,000 with $61,015 in accumulated depreciation. The Company recorded a gain of $426,451 during the second quarter of 2004. The net proceeds from the sale, $483,531 are held by Asset Preservation Inc. pending a tax-deferred like-kind exchange expected to occur during the third quarter of 2004. The Company finalized the exchange of property on August 1, 2004, identifying and purchasing a commercial building located at 2212 Broadwater Avenue in Billings, Montana. This cost of the new property was $708,771. There are currently three leasing tenants.

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

    b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s third fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

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



    Date: October 25, 2004                 s/Paul J. McCann
                  	     	             Paul J. McCann,
                                             Chief Executive Officer

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

   b. Evaluated the effectiveness of Diversified Realty, Inc.'s disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

   c. Disclosed in this report any change in Diversified Realty, Inc.'s internal control over financial reporting that occurred during Diversified Realty, Inc.'s third fiscal quarter that has materially affected, or is reasonably likely to materially affect Diversified Realty, Inc.'s internal control over financial reporting;

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



    Date: October 25, 2004             s/D. Mellinger
                              	       D. Mellinger,
                                       Chief Financial Officer

DIVERSIFIED REALTY, INC.
EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc.
on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Paul J. McCann, Chief Executive Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:  October 25,  2004             	 s/Paul J. McCann
                                           Paul J. McCann,
					   Chief Executive Officer


EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, Inc.
on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, D. Mellinger, Chief Financial Officer of Diversified Realty, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date:   October 25, 2004              	 s/D. Mellinger
				           D. Mellinger,
                                           Chief Financial Officer